Form 10-Q
period 1995-06-30
NORTH COAST ENERGY INC / DE/
filed 1995-08-14
CIK 839950

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

          _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________

COMMISSION FILE NUMBER 0-18691

                           NORTH COAST ENERGY, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                    34-1594000
   (State of Incorporation)                         I.R.S. (Employer
                                                   Identification No.)

   5311 NORTHFIELD ROAD, SUITE 320
   CLEVELAND, OHIO                                     44146-1135
   (Address of principal executive offices)            (Zip Code)

Registrants' telephone number, including area code:  (216) 663-1668

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_    No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.

                 CLASS                     OUTSTANDING AT AUGUST 8, 1995
     ----------------------------          -----------------------------
     COMMON STOCK, $.01 PAR VALUE                    8,032,432

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                             PAGE NO.
                                                             --------
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets -
            March 31, 1995 (Audited) and
            June 30, 1995 (Unaudited)                             2

     Unaudited Consolidated Statements of Operations -
            For The Three Months Ended
            June 30, 1994 and 1995                                4

     Unaudited Consolidated Statements of Cash Flows -
            For The Three Months Ended
            June 30, 1994 and 1995                                5

     Unaudited Notes to Consolidated Financial Statements         7

     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           12

PART II - OTHER INFORMATION                                      19

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       March 31, 1995 and June 30, 1995

                                 (Unaudited)

                                                                  March 31,           June 30,
                                                                    1995                1995
                                                                    ----                ----
ASSETS
------

CURRENT ASSETS
  Cash and equivalents                                          $   2,366,660      $   1,628,144
  Accounts receivable:
     Trade                                                          1,592,321          1,181,541
     Affiliates                                                        59,243             81,860
     Refundable income taxes                                             -                61,000
  Inventory                                                           218,628             77,680
  Deferred income taxes                                                59,000             61,000
  Other                                                                 7,682             62,207
                                                                 ------------       ------------
         Total current assets                                       4,303,534          3,153,432
                                                                 ------------       ------------
PROPERTY AND EQUIPMENT, at cost
  Land                                                                122,699            122,699
  Oil and gas properties (successful
     efforts)                                                      21,051,552         21,482,837
  Pipelines                                                         3,187,714          3,397,263
  Vehicles                                                            384,241            381,361
  Furniture and fixtures                                              362,288            374,203
  Building and improvements                                           145,539            145,539
                                                                 ------------       ------------
                                                                   25,254,033         25,903,902
  Less accumulated depreciation, depletion,
     amortization and write-down                                   (8,867,435)        (9,318,870)
                                                                 ------------       ------------
                                                                   16,386,598         16,585,032

OTHER ASSETS                                                          445,534            410,994
                                                                 ------------       ------------
                                                                $  21,135,666      $  20,149,458
                                                                 ============       ============





      The accompanying notes are an integral part of these Balance Sheets

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       March 31, 1995 and June 30, 1995

                                 (Unaudited)

                                                                 March 31,           June 30,
                                                                   1995                1995
                                                                   ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                            $   432,100        $   291,700
   Accounts payable                                               3,644,368          2,420,956
   Accrued expenses                                                 423,981            363,667
   Billings in excess of costs on
     uncompleted contracts                                          284,880            217,774
                                                                -----------        -----------
       Total current liabilities                                  4,785,329          3,294,097
                                                                -----------        -----------

LONG-TERM DEBT                                                    6,197,450          7,155,168

DEFERRED INCOME TAXES                                               930,000            860,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A, 6% Non-Cumulative Convertible Preferred
     stock, par value $.01 per share; 563,270 shares
     authorized; 309,460 and 308,555 issued and out-
     standing (aggregate liquidation value of
     $3,094,600 and $3,085,550, respectively)                         3,095              3,086
   Series B, Cumulative Convertible Preferred stock,
     par value $.01 per share; 625,000 shares author-
     ized; 464,665 and 464,665 issued and outstanding
     (aggregate liquidation value of $4,646,650
     and $4,646,650, respectively)                                    4,647              4,647
   Undesignated Serial Preferred stock, par
     value $.01 per share; 811,730 shares
     authorized; none issued and outstanding                           -                  -
   Common stock, par value $.01 per share;
     40,000,000 shares authorized; 8,030,352
     and 8,032,432 issued and outstanding                            80,304             80,324
   Additional paid-in capital                                    12,083,024         12,083,011
   Retained deficit                                              (2,948,183)        (3,330,875)
                                                                -----------        -----------

           Total stockholders' equity                             9,222,887          8,840,193
                                                                -----------        -----------

                                                                $21,135,666        $20,149,458
                                                                ===========        ===========

      The accompanying notes are an integral part of these Balance Sheets

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

              For The Three Months Ended June 30, 1994 and 1995

                                 (Unaudited)

                                                Three Months Ended
                                                ------------------
                                                1994           1995
                                                ----           ----
REVENUE:
 Oil and gas production                     $   728,736    $  744,372
 Drilling revenues                            1,002,400       168,750
 Well operating, transportation and other       565,516       459,610
 Administrative and agency fees                 150,728       192,741
                                            -----------    ----------
                                              2,447,380     1,565,473

COSTS AND EXPENSES:
 Oil and gas production expenses                123,662       201,744
 Drilling costs                                 893,708       148,242
 Oil and gas operations                         345,539       232,319
 General and administrative expenses            575,695       656,895
 Depreciation, depletion, amortization,
   and other                                    350,519       495,235
 Abandonment of oil and gas properties          144,924          -
                                            -----------    ----------
                                              2,434,047     1,734,435
                                            -----------    ----------

INCOME (LOSS) FROM OPERATIONS                    13,333      (168,962)
                                            -----------    ----------

OTHER INCOME:
 Interest                                         9,456        20,774
 Other                                             -            4,653
 (Loss) gain on sale of property
   and equipment                                 (3,029)        8,943
                                            -----------    ----------
                                                  6,427        34,370
                                            -----------    ----------
OTHER EXPENSE
 Interest                                        93,077       170,099
                                            -----------    ----------

LOSS BEFORE INCOME TAXES                        (73,317)     (304,691)

PROVISION (CREDIT) FOR TAXES ON INCOME
 Current                                           (200)      (61,000)
 Deferred                                       (13,000)      (70,000)
                                            -----------    ----------
                                                (13,200)     (131,000)
                                            -----------    ----------

NET LOSS                                    $   (60,117)   $ (173,691)
                                            ===========    ==========

NET LOSS PER SHARE (primary
 and fully diluted)                         $      (.04)   $     (.05)
                                            ===========    ==========


   The accompanying notes are an integral part of these Financial Statements

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Three Months Ended June 30, 1994 and 1995

                                 (Unaudited)

                                                       1994            1995
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $   (60,117)    $  (173,691)
 Adjustments to reconcile net loss
   to cash provided by operating activities-
     Depreciation, depletion, amortization
       and other                                      350,519         495,235
     Abandonment of oil and gas properties            144,924            -
     Loss (gain) on sale of property
       and equipment                                    3,029          (8,943)
     Deferred income taxes                            (15,000)        (70,000)
     Change in:
       Accounts receivable                           (554,450)        327,163
       Other current assets                           (52,775)         84,423
       Other assets                                    (1,166)          9,497
       Accounts payable                               (66,696)     (1,065,256)
       Current income taxes payable                  (114,000)           -
       Accrued expenses                               (39,395)        (60,312)
       Billings in excess of costs on uncompleted
         contracts                                   (562,850)        (67,106)
                                                  -----------     -----------

              Total adjustments                      (907,860)       (355,299)
                                                  -----------     -----------

              Net cash used by operating
              activities                             (967,977)       (528,990)
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                  (822,612)       (579,259)
                                                  -----------     -----------

              Net cash used by investing
              activities                             (822,612)       (579,259)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
   finance property and equipment additions          (140,018)       (236,422)
 Borrowings under revolving credit facility         1,500,000            -
 Borrowings under note payable to stockholder            -          1,000,000
 Repayments of borrowings under revolving
   credit facility                                       -           (155,003)
 Proceeds from issuance of long-term debt              14,332            -
 Payments on long-term debt                           (20,929)        (27,679)
 Cash paid for deferred financing cost                 (5,513)         (2,159)
 Distributions and dividends                         (212,156)       (209,004)

  The accompanying notes are an integral part of these Financial Statements

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Three Months Ended June 30, 1994 and 1995

                                 (Unaudited)

                                               1994            1995
                                           -----------     -----------
 Proceeds from the exercise of Common
  Stock options                            $    22,500     $      -
                                           -----------     -----------
         Net cash provided by
         financing activities              $ 1,158,216     $   369,733
                                           -----------     -----------

DECREASE IN CASH AND EQUIVALENTS           $  (632,373)    $  (738,516)

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                                   1,295,642       2,366,660
                                           -----------     -----------

CASH AND EQUIVALENTS AT END OF PERIOD      $   663,269     $ 1,628,144
                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for:
     Interest                              $    94,773     $   166,238
     Income taxes                              108,495          24,818

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                 $    14,332     $      -
Accounts payable incurred for the
 purchase of property and equipment            140,018          78,266





   The accompanying notes are an integral part of these Financial Statements

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

 Note 1.     Summary of Accounting Policies

      A.     General

      The consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

      It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

      The results of the operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

      B.     Principles of Consolidation

      The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (the Company), North Coast Operating Company (NCOC), and NCE Securities, Inc. (NCE Securities). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership of revenues in these drilling partnerships are as follows:


      Capital Drilling Fund 1986-1 Limited Partnership      13.2%

      North Coast Energy/Capital 1987-1 Appalachian
      Drilling Program Limited Partnership                  33.7%

      North Coast Energy/Capital 1987-2 Appalachian
      Drilling Program Limited Partnership                  26.1%

      North Coast Energy/Capital 1988-1 Appalachian
      Drilling Program Limited Partnership                  25.0%

      North Coast Energy/Capital 1988-2 Appalachian
      Drilling Program Limited Partnership                  25.0%

      North Coast Energy/1989 Appalachian
      Drilling Program Limited Partnership                  30.0%

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

     North Coast Energy 1990-1 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1990-2 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1990-3 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1991-1 Appalachian
     Drilling Program Limited Partnership                  26.5%

     North Coast Energy 1991-2 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1991-3 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1992-1 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1992-2 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1992-3 Appalachian
     Drilling Program Limited Partnership                  39.5%

     North Coast Energy 1993-1 Appalachian
     Drilling Program Limited Partnership                  30.3%

     North Coast Energy 1993-2 Appalachian
     Drilling Program Limited Partnership                  31.0%

     North Coast Energy 1993-3 Appalachian
     Drilling Program Limited Partnership                  30.0%

     North Coast Energy 1994-1 Appalachian
     Drilling Program Limited Partnership                  30.0%

     North Coast Energy 1994-2 Appalachian
     Drilling Program Limited Partnership                  25.0%

     North Coast Energy 1994-3 Appalachian
     Drilling Program Limited Partnership                  25.0%

     All significant intercompany accounts and transactions have been eliminated.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)
Note 2.     Long-Term Debt
       Long-term debt consists of the following:


                                                  March 31, 1995    June 30, 1995
                                                  --------------    -------------
       Revolving credit notes
       payable - bank                               $ 6,050,003      $ 5,895,000

       Other financing                                  335,000        1,335,000

       Mortgage note payable to a bank, secured by
       land and a building, requiring monthly pay-
       ments of approximately $1,019 (including
       interest at 8%) through July 1998.  There-
       after the balance of the note will be
       amortized over a 5 year period, at an
       interest rate to be renegotiated.                 73,790           72,205

       Various installment notes payable, in
       aggregate monthly installments (including
       interest of $8,585 at March 31, 1995
       and $8,122 at June 30, 1995).                    170,757          144,663
                                                    -----------      -----------

                                                      6,629,550        7,446,868
       Less current portion                             432,100          291,700
                                                    -----------      -----------

                                                    $ 6,197,450      $ 7,155,168
                                                    ===========      ===========

       On September 20, 1993, the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000. Subsequently, a draw was made on the new line of credit to pay off certain of the Company's term loans. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($130,000 at June 30, 1995). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. At June 30, 1995, the borrowing base was $5,980,000, with required monthly reductions of $85,000. An amendment to the credit agreement effective August 8, 1995 increased the borrowing base to $8,500,000, with required monthly reductions of $100,000 beginning on September 1, 1995.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)


Note 2.     Long-Term Debt (Continued)

     Amounts outstanding under the reducing revolving line of credit, which were $5,895,000 at June 30, 1995, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. In addition, there are restrictions on mergers, capital stock dividends and stock repurchases, issuance of additional securities, sale of assets, investments, rental agreements and the incurrence of additional debt. The dividend restriction does not permit dividends on any shares of the Company's capital stock (other than dividends payable solely in shares of its capital stock and the dividends on the Company's Preferred Stock).

     The Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's credit agreement, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1%. This agreement grants NAGIT a 3.125% overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

     Effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan is due December 29, 1995 and may be repaid in cash plus accrued interest (with approval of the Company's senior lender) prior to December 29, 1995 or may be converted, after such date, into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's senior lender and bears interest at the rate of 8% per annum. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company at its option upon 30 days written notice.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)



Note 3.     Billings in Excess of Costs on Uncompleted Contracts

     Billings in excess of costs on uncompleted contracts consist of:

                                               March 31,       June, 30,
                                                 1995            1995
                                                 ----            ----
              Billings on uncompleted
                 contracts                  $   687,850     $   519,100
              Costs incurred on uncom-
                 pleted contracts               402,970         301,326
                                            -----------     -----------
                                            $   284,880     $   217,774
                                            ============    ===========


Note 4.     Commitment and Contingencies

     The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $130,000 in lieu of coverage provided by insurance or road bond deposits against damage.

     At June 30, 1995, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $415,210 for tangible well equipment and pipeline construction. This commitment is expected to be realized by September 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        North Coast Energy, Inc., (the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin region of Ohio and Pennsylvania. The Company's strategy focuses primarily on its acquisition of proved undeveloped natural gas and oil properties and on the turnkey drilling and development of such properties by the Company in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

        Several factors may affect the amount of the Company's revenues with respect to the activities of the Drilling Programs. The amount of funds raised by each Drilling Program determines the number of wells for which the Company receives drilling revenues. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. The turnkey drilling contract price between the Drilling Programs and the Company may vary from Drilling Program to Drilling Program depending on competition, type of well drilled and other cost factors and the returns sought by investors in the Drilling Programs. In general, a smaller percentage ownership interest by the Company in a Drilling Program (assuming no change in the turnkey drilling contract price charged by the Company to the Drilling Programs) would result in a larger amount of drilling revenue recognized by the Company from such Drilling Program, as well as a larger amount of oil field service and other fees. A smaller ownership interest by the Company in a Drilling Program results in the Company receiving a smaller share of the oil and gas production revenues from the related Drilling Program's wells, as well as decreasing the Company's percentage interest in the oil and gas reserves related to such wells. The Company's capital availability, as well as revenue and profit considerations, may result in the Company changing its percentage interest in future Drilling Programs.

        The Company typically forms the Drilling Programs between August and December in each year and conducts its drilling operations between October and March. It generally requires six months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

        The following table is a review of the results of operations of the Company for the three months ended June 30, 1994 and 1995. All items in the table are calculated as a percentage of total revenues.

                                               Three Months        Three Months
                                                   Ended               Ended
                                               June 30, 1994       June 30, 1995
                                               -------------       -------------
Revenue:
     Oil and gas production                         30%                  46%
     Drilling revenues                              41                   11
     Well operating, transportation and other       23                   29
     Administrative and agency fees                  6                   12
     Other                                           0                    2
                                                   ----                 ----

              Total Revenues                       100%                 100%
                                                   ----                 ----


Expenses:
     Oil and gas production expenses                 5%                  12%
     Drilling costs                                 37                    9
     Oil and gas operations                         14                   15
     General and administrative expenses            23                   41
     Depreciation, depletion, amortization
      and other                                     14                   31
     Abandonment of oil and gas properties           6                    0
     Provision for taxes on income                  (1)                  (8)
     Other                                           4                   11
                                                   ----                 ----

              Total Expenses                       102%                 111%
                                                   ----                 ----

Net Loss                                            (2%)                (11%)
                                                   ====                 ====

        The following discussion and analysis review the results of operations and financial condition for the Company for the three months ended June 30, 1995 and 1994. The review should be read in conjunction with the financial information presented elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1995
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994.

REVENUES

        Natural gas production increased by 35% in the Appalachian Basin both from existing wells and from the acquisition of 163 wells acquired December 1, 1994. While overall natural gas production increased 22%, revenues from oil and gas production remained relatively unchanged as a result of a 19% decline in the price of natural gas between the comparable periods.

        Drilling revenues for the period decreased by $833,650 (83%) due to the Company's drilling and completion schedule in fiscal 1995 which resulted in recognizing revenue on fewer wells for the three months ended June 30, 1995 than in the prior corresponding period. The Company recognized revenues for the three months ended June 30, 1995 on 3 wells as compared to 8 wells for the three months ended June 30, 1994. The three wells recognized in revenue for the three months ended June 30, 1995 were shallow oil wells for which the Company generally charges a lesser turnkey drilling contract price as compared to the 8 deeper gas wells which were recognized in revenue for the three months ended June 30, 1994. The remaining 4 deeper gas wells in progress at June 30, 1995 are anticipated to be completed in the second or third quarter of the Company's fiscal year.

        Revenue from well operating, gas marketing, compression and transportation increased 13%, while unaffiliated third parties gas sales declined approximately $155,000 for three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The Company reduced the amount of unaffiliated third party gas sales primarily in an effort to manage its cash flow. Well operating, transportation and other revenues for the three months ended June 30, 1995 decreased $105,906 (19%) compared to the three months ended June 30, 1994.

        Revenues from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by 28% for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 due to the formation of three new partnerships during fiscal 1995.

EXPENSES

        Oil and gas production expense increased $78,082 (63%)for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to repairs associated with a well in the Gulf Coast area and costs associated with the increased production of the 163 wells the Company acquired in December 1994.

        Drilling costs for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 decreased $745,466 (83%) primarily due to the decreased number of wells completed in the recent period.

        Oil and gas operations expense decreased $113,220 (33%)for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was due to the decrease in unaffiliated third party gas purchases related to third party gas sales as discussed above.

        General and administrative expenses increased $81,200 (14%) for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to increases in salary expense associated with additional personnel, professional fees associated with various financing arrangements and expenses associated with the separation agreement with a former officer of the Company.

        Depreciation, depletion, amortization and other expenses increased $144,716 (41%) for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. This increase was primarily due to an increase in depletion resulting from the increase in production from the Company's wells.

        Abandonment of oil and gas properties decreased $144,924 for the three months ended June 30, 1995 as compared to the three months ended June 30,

1994. The Company did not abandon any oil and gas properties for the three months ended June 30, 1995.

        Interest expense increased from $93,077 for the three months ended June 30, 1994 to $170,099 for the three months ended June 30, 1995. This increase was primarily associated with increased borrowings under the Credit Facility and additional borrowings from NAGIT, a principal stockholder of the Company, in order to fund a portion of the Company's additional investments in the fiscal 1995 Drilling Programs. Outstanding borrowings at June 30, 1995 were $7,230,000 under the Company's Credit Facility and with NAGIT, as compared to $4,965,774 at June 30, 1994.

        A net loss for the three months ended June 30, 1995 of $173,691 compares to a net loss of $60,117 for the three months ended June 30, 1994.
The increase in net loss is due primarily to the increase in oil and gas production expenses, general and administrative expenses and interest expense coupled with the decrease in net income from drilling activities and the effects of reduced natural gas prices for the three months ended June 30, 1995.

INFLATION AND CHANGES IN PRICES

        While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $2.09 and $2.59 per Mcf for natural gas in the three months ended June 30, 1995 and 1994, respectively. The price the Company received for oil remained relatively constant between these periods. The general market for natural gas in the Appalachian Basin has remained weak for a longer period than the Company previously anticipated. The reasons for continued weak natural gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry, increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

        Currently, the Company sells natural gas under both fixed price contracts and on the spot market. The spot market price the Company receives for gas production is related to several variables including the weather and the effects of gas storage.

        The Company continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from wells the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital was approximately negative $141,000 at June 30, 1995 compared to approximately negative $482,000 at March 31, 1995. The increase of $341,000 in working capital from March 31, 1995 reflects additional borrowings from NAGIT of $1,000,000 during the three months ended June 30, 1995. Also, subsequent to June 30, 1995, an amendment to the Credit Facility increased the Company's borrowing base from $6,450,000 at January 13, 1995 to $8,500,000 at August 8, 1995. As of August 8, 1995, the Company had $5,810,000 outstanding under its Credit Facility. North Coast's current ratio was .96 to 1.0 at June 30, 1995 and .90 to 1.0 at March 31, 1995.

        The following table summarizes the Company's financial position at March 31, 1995 and June 30, 1995:

                               March 31,           June 30,
                                 1995                1995
                               --------            --------
                             Amount     %       Amount       %
                             ------     -       ------       -
                                   (Dollars in Thousands)
Working capital              $ (482)    (3%)    $ (141)      (1%)
Property and equip-
 ment (net)                  16,387    100      16,585       99
Other                           445      3         411        2
                            -------    ----    -------      ----
         Total              $16,350    100%    $16,855      100%
                            =======    ====    =======      ====

Long-term debt              $ 6,197     38%    $ 7,155       43%
Deferred income taxes           930      6         860        5
Stockholders' equity          9,223     56       8,840       52
                            -------    ----    -------      ----
         Total              $16,350    100%    $16,855      100%
                            =======    ====    =======      ====

        The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 1994 and 1995:

                                     Three Months Ended June 30,
                                 ----------------------------------

                                       1994              1995
                                       ----              ----
                                  Amount     %      Amount     %
                                  ------     -      ------     -
                                     (Dollars in Thousands)
Net cash used by
   operating activities          $ (968)    (44%)   $ (529)   (39%)
Net cash used by investing
   activities                      (822)    (37)     (579)    (43)
Net cash provided by
   financing activities           1,158      53       369      27
                                 -------    ----   -------    ----
Decrease in cash and cash
   equivalents                   $ (632)    (28%)   $ (739)   (55%)
                                 =======    ====   =======    ====

Note:
   (1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

        As the above table indicates, the Company's cash flow used by operating activities decreased approximately $440,000 for the three months ended June 30, 1995 compared to the period ended June 30, 1994. This decrease reflects the payment of drilling and completion costs associated primarily with the Drilling Programs.

        Net cash used by investing activities decreased from approximately $822,000 (37% of cash sources) for the three months ended June 30, 1994 to approximately $579,000 (43% of cash sources) for the three months ended June 30, 1995. This decrease is primarily due to the timing of the Company's cash expenditures related to its obligation to fund the tangible equipment for the Drilling Programs.

        Net cash provided by financing activities decreased approximately $789,000 for the three months ended June 30, 1995 compared to the prior period. This decrease reflects a decrease in borrowings and the payments on the Company's Credit Facility.

        On September 20, 1993 the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000 (the
"Credit Facility").   At June 30, 1995 the Company's borrowing base under its
Credit Facility was $5,980,000 based upon the Company's current financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reduced by $85,000 at the first of each month. Available borrowings also are subject to reduction based upon the amount of outstanding letters of credit used to support certain bonding requirements ($130,000 as of June 30, 1995). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants. An amendment to the Credit Facility, effective August 8, 1995, increased the Company's borrowing base to $8,500,000, reduced by $100,000 at the first of each month commencing September 1, 1995. At June 30, 1995 the Company was not in violation of any of its loan covenants. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2% (10 1/2% at June 30, 1995). The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 1998. Thereafter, the balance of the mortgage note will be amortized over a five-year period at an interest rate to be renegotiated.

        The amounts borrowed under the Company's Credit Facility are secured by its receivables, inventory, equipment and a first mortgage on certain of its interests in oil and gas wells and reserves. The mortgage note is secured by certain land and buildings.

        In addition to bank financing, the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (10% at June 30, 1995). This agreement grants NAGIT a 3.125% overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

        Also, effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan is due December 29, 1995 and may be repaid in cash plus accrued interest (with approval of the Company's senior lender) prior to December 29, 1995 or may be converted, after such date, into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's senior lender and bears interest at the rate of 8% per annum. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

        The Company anticipates that the demands on its capital resources may increase further during fiscal 1996. This potential increase is anticipated to result from additional drilling and completion obligations of the Company relating to its sponsorship of drilling programs, further development of the Company's drilling prospects, the possibility of future joint ventures or other arrangements intended to assist in increasing the Company's reserve base and production revenues and the dividend obligations associated with the Company's Preferred Stock.

        The Company believes that due to the amount of funds committed to current and future projects, including those projects described above, the uncertainties associated with the amount of funds raised from investors in the Drilling Programs, and uncertainties associated with revenues from production, it may be necessary for the Company to investigate additional sources of capital or financing for its future long-term projects. In the event that additional long-term financing is not obtained, the Company believes that it would be required to change its growth oriented business plan in order to conserve cash. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of outside capital raised in investor financed Drilling Programs and the level of its participation in such Programs. The Company believes that cost cutting measures of this type would have a material adverse effect on its results of operations and financial condition.

        Management of the Company believes that the proceeds of the June 13, 1995 loan from NAGIT, together with internally generated funds and available borrowings under its Credit Facility will be sufficient to fund the Company's anticipated capital expenditures as well as its working capital needs through the end of the current fiscal year. Management expects to continue to review additional financing options, including additional borrowings and sales of stock, in order to meet the needs of the Company's growth oriented business plan. If additional financing cannot be obtained, the Company may be required to change its growth oriented business plan and possibly implement various cost cutting measures.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   PART II

                              OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Not applicable

Item 2.   CHANGES IN SECURITIES

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a).  Exhibits

                 10.28   Third Amendment to Credit Agreement by
                         and between Bank One, Texas, N.A. and
                         the Company dated August 8, 1995.

                 11.1    Computation of Earnings per
                         Common Share.

                  27     Financial Data Schedule

          b). No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NORTH COAST ENERGY, INC.




August 14, 1995               /s/ Charles M. Lombardy, Jr.
                              --------------------------------------
                              Charles M. Lombardy, Jr.
                              Chief Executive Officer and Director



August 14, 1995               /s/ Tim Wagers
                              --------------------------------------
                              Tim Wagers
                              Treasurer (Principal Accounting
                              and Financial Officer)