Form 10-Q
period 1995-09-30
NORTH COAST ENERGY INC / DE/
filed 1995-11-14
CIK 839950

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

       __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

                            Yes   X          No
                                 ---            ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes             No
                                 ---            ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as the latest practical date.

                Class                    Outstanding at November 8, 1995
     ----------------------------        -------------------------------
     Common Stock, $.01 par value                   8,034,007

                            NORTH COAST ENERGY, INC.

                                                                    Page No.
                                                                    -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
     March 31, 1995 (Audited) and September 30, 1995 (Unaudited)        2

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 1994 and 1995     4

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 1994 and 1995               5

Unaudited Notes to Consolidated Financial Statements                    7

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                         11

PART II - OTHER INFORMATION                                            19




                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1995 and September 30, 1995

                                  (Unaudited)

                                                         March 31,               September 30,
                                                           1995                      1995
                                                           ----                      ----
ASSETS
------

CURRENT ASSETS
  Cash and equivalents                                 $   2,366,660             $     804,779
  Accounts receivable:
        Trade                                              1,592,321                 1,246,832
        Affiliates                                            59,243                 1,620,281
        Refundable income taxes                                    -                    61,000
  Inventory                                                  218,628                    73,843
  Deferred income taxes                                       59,000                    61,000
  Other                                                        7,682                   116,802
                                                       -------------             -------------
             Total current assets                          4,303,534                 3,984,537
                                                       -------------             -------------
PROPERTY AND EQUIPMENT, at cost
  Land                                                       122,699                   122,699
  Oil and gas properties (successful
        efforts)                                          21,051,552                22,151,115
  Pipelines                                                3,187,714                 3,476,376
  Vehicles                                                   384,241                   414,737
  Furniture and fixtures                                     362,288                   417,381
  Building and improvements                                  145,539                   145,539
                                                       -------------             -------------
                                                          25,254,033                26,727,847
  Less accumulated depreciation, depletion,
        amortization and write-down                       (8,867,435)               (9,747,511)
                                                       -------------             -------------
                                                          16,386,598                16,980,336

OTHER ASSETS                                                 445,534                   422,087
                                                       -------------             -------------

                                                       $  21,135,666             $  21,386,960
                                                       =============             =============

      The accompanying notes are an integral part of these Balance Sheets


                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1995 and September 30, 1995

                                  (Unaudited)

                                                                     March 31,             September 30,
                                                                       1995                    1995
                                                                       ----                    ----
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------

CURRENT LIABILITIES
        Current portion of long-term debt                            $    432,100            $    286,900
        Accounts payable                                                3,644,368               2,083,347
        Accrued expenses                                                  423,981                 274,594
        Billings in excess of costs on
           uncompleted contracts                                          284,880               1,619,512
                                                                     ------------            ------------
                  Total current liabilities                             4,785,329               4,264,353
                                                                     ------------            ------------

LONG-TERM DEBT                                                          6,197,450               8,092,681

DEFERRED INCOME TAXES                                                     930,000                 649,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Series A, 6% Non-Cumulative Convertible Preferred
             stock, par value $.01 per share; 563,270 shares
             authorized; 309,460 and 308,370 issued and out-
             standing (aggregate liquidation value of
             $3,094,600 and $3,083,700, respectively)                       3,095                   3,084
        Series B, Cumulative Convertible Preferred stock,
             par value $.01 per share; 625,000 shares author-
             ized; 464,665 and 464,665 issued and outstanding
             (aggregate liquidation value of $4,646,650
             and $4,646,650, respectively)                                  4,647                   4,647
        Undesignated Serial Preferred stock, par
             value $.01 per share; 811,730 shares
             authorized; none issued and outstanding                            -                       -
        Common stock, par value $.01 per share;
             40,000,000 shares authorized; 8,030,352
             and 8,032,857 issued and outstanding                          80,304                  80,329
        Additional paid-in capital                                     12,083,024              12,083,007
        Retained deficit                                               (2,948,183)             (3,790,141)
                                                                     ------------            ------------

             Total stockholders' equity                                 9,222,887               8,380,926
                                                                     ------------            ------------

                                                                     $ 21,135,666            $ 21,386,960
                                                                     ============            ============



                                   The accompanying notes are an integral part of these Balance Sheets

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For The Periods Ended September 30, 1994 and 1995

                                  (Unaudited)

                                                          Three Months Ended                           Six Months Ended
                                                         ---------------------                         ----------------
                                                       1994               1995                    1994                 1995
                                                       ----               ----                    ----                 ----
REVENUE:
 Oil and gas production                          $     666,865       $    576,508             $  1,395,602        $  1,320,880
 Drilling revenues                                     751,800            134,250                1,754,200             303,000
 Well operating, transportation and other              367,486            408,809                  933,001             868,419
 Administrative and agency fees                        209,531            238,782                  360,259             431,523
                                                  ------------       ------------             ------------        ------------
                                                     1,995,682          1,358,349                4,443,062           2,923,822
COSTS AND EXPENSES:
 Oil and gas production expenses                       143,753            209,795                  267,415             411,539
 Drilling costs                                        632,508            209,204                1,526,216             357,446
 Oil and gas operations                                208,011            171,116                  553,550             403,435
 General and administrative expenses                   736,119            670,536                1,311,815           1,327,431
 Depreciation, depletion, amortization,
   and other                                           519,297            468,225                  869,816             963,460
 Abandonment of oil and gas properties                       -                  -                  144,923                   -
                                                  ------------       ------------             ------------        ------------
                                                     2,239,688          1,728,876                4,673,735           3,463,311
                                                  ------------       ------------             ------------        ------------
LOSS FROM OPERATIONS                               (   244,006)        (  370,527)              (  230,673)         (  539,489)
                                                  ------------       ------------             ------------        ------------
OTHER INCOME
 Interest                                               13,751             16,188                   23,207              36,961
 Other                                                       -              3,004                        -               7,658
 Gain on sale of property
   and equipment                                         6,545                  -                    3,516               8,943
                                                  ------------       ------------             ------------        ------------
                                                        20,296             19,192                   26,723              53,562
                                                  ------------       ------------             ------------        ------------
OTHER EXPENSE
 Interest                                              122,532            202,765                  215,609             372,864
                                                  ------------       ------------             ------------        ------------
LOSS BEFORE INCOME TAXE                            (   346,242)        (  554,100)              (  419,559)         (  858,791)

PROVISION (CREDIT) FOR TAXES
 ON INCOME
 Current                                           (   145,800)                 -               (  146,000)         (   61,000)
 Deferred                                          (    36,000)        (  211,000)              (   49,000)         (  281,000)
                                                  ------------       ------------             ------------        ------------
                                                   (   181,800)        (  211,000)              (  195,000)         (  342,000)
                                                  ------------       ------------             ------------        ------------

NET LOSS                                          $(   164,442)       $(  343,100)            $ (  224,559)       $ (  516,791)
                                                  ============       ============             ============        ============

NET LOSS PER SHARE
      (primary and fully diluted)                 $(       .04)       $(      .06)            $ (      .09)       $ (      .10)
                                                  ============       ============             ============        ============


                             The accompanying notes are an integral part of these Financial Statements

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Six Months Ended September 30, 1994 and 1995

                                  (Unaudited)

                                                                 1994                          1995
                                                                 ----                         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (  224,559)                     (  516,791)
 Adjustments to reconcile net loss
  to cash provided by operating activities-
   Depreciation, depletion, amortization and other              869,816                         963,460
   Abandonment of oil and gas properties                        144,923                               -
   Gain on sale of property and equipment                    (    3,516)                     (    8,943)
   Deferred income taxes                                     (   49,000)                     (  281,000)
   Change in:
    Accounts receivable                                          11,656                      (1,276,549)
    Other current assets                                     (  207,697)                         33,665
    Other assets                                             (    4,047)                         14,964
    Accounts payable                                         (   38,471)                     (1,558,151)
    Current income taxes payable                             (   95,000)                              -
    Accrued expenses                                         (   32,064)                     (  149,388)
    Billings in excess of costs on uncompleted contracts      1,395,026                       1,334,632
                                                           ------------                    ------------
        Total adjustments                                     1,991,626                      (  927,310)
                                                           ------------                    ------------
        Net cash provided (used) by operating activities      1,767,067                      (1,444,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (1,487,115)                     (1,217,218)
 Proceeds on sale of property and equipment                       4,000                               -
                                                           ------------                    ------------
        Net cash used by investing activities                (1,483,115)                     (1,217,218)
                                                           ------------                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                   (  335,552)                     (  236,422)
 Borrowings under revolving credit facility                   2,095,000                       1,000,000
 Borrowings under note payable to stockholder                         -                       1,000,000
 Repayments of borrowings under revolving  credit facility   (  165,772)                     (  240,003)
 Payments on long-term                                       (   45,358)                     (   52,824)
 Cash paid for deferred financing cost                       (    5,512)                     (   46,142)
 Distributions and dividends                                 (  328,323)                     (  325,171)
 Proceeds from the exercise of Common Stock options              22,500                               -
 Proceeds from the issuance of Common Stock                   1,871,500                               -
                                                           ------------                    ------------
    Net cash provided by financing activities                 3,108,483                       1,099,438
                                                           ------------                    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   3,392,435                      (1,561,881)


                                           The accompanying notes are an integral part of these Financial Statements

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For The Six Months Ended September 30, 1994 and 1995

                                  (Unaudited)

                                                                         1994                    1995
                                                                         ----                    ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           $ 1,295,642            $  2,366,660
                                                                        ---------               ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $ 4,688,077            $    804,779
                                                                        =========              ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for:
      Interest                                                        $   217,112            $    343,116
      Income taxes                                                        187,502                  71,135

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                                            $    43,895            $     42,860

Accounts payable incurred for the
 purchase of property and equipment                                       122,273                 233,552

Increase in accounts receivable due to the sale of
 property and equipment                                                     8,144                       -



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

             Capital Drilling Fund 1986-1 Limited Partnership           13.2%

             North Coast Energy/Capital 1987-1 Appalachian Drilling
             Program Limited Partnership                                33.7%

             North Coast Energy/Capital 1987-2 Appalachian Drilling
             Program Limited Partnership                                26.1%

             North Coast Energy/Capital 1988-1 Appalachian Drilling
             Program Limited Partnership                                25.0%

             North Coast Energy/Capital 1988-2 Appalachian Drilling
             Program Limited Partnership                                25.0%

             North Coast Energy 1989 Appalachian Drilling Program
             Limited Partnership                                        30.0%

             North Coast Energy 1990-1 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1990-2 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1990-3 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1991-1 Appalachian Drilling Program
             Limited Partnership                                        26.5%

             North Coast Energy 1991-2 Appalachian Drilling Program
             Limited Partnership                                        25.0%

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

             North Coast Energy 1991-3 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1992-1 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1992-2 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1992-3 Appalachian Drilling Program
             Limited Partnership                                        39.5%

             North Coast Energy 1993-1 Appalachian Drilling Program
             Limited Partnership                                        30.3%

             North Coast Energy 1993-2 Appalachian Drilling Program
             Limited Partnership                                        31.0%

             North Coast Energy 1993-3 Appalachian Drilling Program
             Limited Partnership                                        30.0%

             North Coast Energy 1994-1 Appalachian Drilling Program
             Limited Partnership                                        30.0%

             North Coast Energy 1994-2 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1994-3 Appalachian Drilling Program
             Limited Partnership                                        25.0%

             North Coast Energy 1995-1 Appalachian Drilling Program
             Limited Partnership                                        20.0%

             All significant intercompany accounts and transactions have been eliminated.

Note 2.     Long-Term Debt

            Long-term debt consists of the following:

                                                                              March 31, 1995       September 30, 1995
                                                                              --------------       ------------------
                Revolving credit notes
                payable - bank                                                $ 6,050,003              $ 6,810,000

                Other financing                                                   335,000                1,335,000

                Mortgage note payable to a bank, secured by land and
                a building, requiring monthly payments of approximately
                $1,019 (including interest at 8%) through July 1998.
                Thereafter, the balance of the note will be amortized
                over a 5 year period, at an interest rate to be renegotiated.      73,790                  70,605

                Various installment notes payable, in aggregate monthly
                installments (including interest of $8,585 at March 31,
                1995 and $9,475 at September 30, 1995).                           170,757                 163,976
                                                                               ----------              ----------

                                                                                6,629,550               8,379,581
                Less current portion                                              432,100                 286,900
                                                                               ----------              ----------
                                                                              $ 6,197,450             $ 8,092,681
                                                                               ==========              ==========

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)

Note 2.     Long-Term Debt (Continued)

             On September 20, 1993, the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000. Subsequently, a draw was made on the new line of credit to pay off certain of the Company's term loans. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($130,000 at September 30, 1995). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. At September 30, 1995, the borrowing base was $8,270,000, with required monthly reductions of $100,000. An amendment to the credit agreement effective August 8, 1995 increased the borrowing base to $8,500,000, with required monthly reductions of $100,000 beginning on September 1, 1995.

             Amounts outstanding under the reducing revolving line of credit, which were $6,810,000 at September 30, 1995, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. The Company was in compliance with or had received waivers with respect to all covenants as of September 30, 1995.
             In addition, there are restrictions on mergers, capital stock dividends and stock repurchases, issuance of additional securities, sale of assets, investments, rental agreements and the incurrence of additional debt. The dividend restriction does not permit dividends on any shares of the Company's capital stock (other than dividends payable solely in shares of its capital stock and the dividends on the Company's Preferred Stock).

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

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                 (Unaudited)


Note 3.     Billings in Excess of Costs on Uncompleted Contracts

             Billings in excess of costs on uncompleted contracts consist of:

                                                              March 31,                   September 30,
                                                                 1995                         1995
                                                                 ----                         ----
                  Billings on uncompleted contracts        $    687,850                   $  1,888,450
                  Costs incurred on uncompleted contracts       402,970                        268,938
                                                            -----------                    -----------
                                                           $    284,880                   $  1,619,512
                                                           ============                   ============


Note 4.     Commitment and Contingencies

             The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $130,000 in lieu of coverage provided by insurance or road bond deposits against damage.

             At September 30, 1995, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $428,956 for tangible well equipment and pipeline construction. This commitment is expected to be realized by December 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         North Coast Energy, Inc., (the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin region of Ohio and Pennsylvania. The Company's strategy focuses primarily on the acquisition of proved undeveloped natural gas and oil properties and on the turnkey drilling and development of such properties by the Company in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

         Several factors may affect the amount and timing of the Company's revenues with respect to the activities of the Drilling Programs. The amount of funds raised by each Drilling Program determines the number of wells for which the Company receives drilling revenues and the date at which the wells reach a certain point in the completion process determines the timing of revenue recognition. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey drilling contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. The turnkey drilling contract price between the Drilling Programs and the Company may vary from Drilling Program to Drilling Program depending on competition, type of well drilled and other cost factors and the returns sought by investors in the Drilling Programs. In general, a smaller percentage ownership interest by the Company in a Drilling Program (assuming no change in the turnkey drilling contract price charged by the Company to the Drilling Programs) would result in a larger amount of drilling revenue recognized by the Company from such Drilling Program, as well as a larger amount of oil field service and other fees. A smaller ownership interest by the Company in a Drilling Program results in the Company receiving a smaller share of the oil and gas production revenues from the related Drilling Program's wells, as well as decreasing the Company's percentage interest in the gas and oil reserves related to such wells. The Company's capital availability, as well as revenue and profit considerations, may result in the Company changing its percentage interest in future Drilling Programs.

         The Company typically forms the Drilling Programs between August and December in each year and conducts its drilling operations between October and March. It generally requires six months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

         The following table is a review of the results of operations of the Company for the three and six months ended September 30, 1994 and 1995. All items in the table are calculated as a percentage of total revenues.

                                                             Three Months            Six Months
                                                                Ended                   Ended
                                                             September 30,          September 30,
                                                            -------------          -------------
                                                            1994     1995          1994     1995
                                                            -------------          -------------
Revenues:
---------
   Oil and gas production                                    33%       42%        31%        44%
   Drilling revenues                                         37        10         39         10
   Well operating, transportation and other                  19        30         21         29
   Administrative and agency fees                            10        17          8         15
   Other                                                      1         1          1          2
                                                           ----      ----       ----       ----

        Total Revenues                                      100%      100%       100%       100%
                                                           ----      ----       ----       ----

Expenses:
   Oil and gas production expenses                            7%      15%          6%         14%
   Drilling costs                                            31       15          34          12
   Oil and gas operations                                    10       12          12          13
   General and administrative expenses                       37       49          29          45
   Depreciation, depletion, amortization and other           26       34          20          32
   Abandonment of oil and gas properties                      0        0           3           0
   Provision for taxes on income                             (9)     (15)         (4)        (11)
   Other                                                      6       15           5          12
                                                          -----    -----       -----       -----

         Total Expenses                                     108%     125%        105%        117%
                                                          -----    -----       -----       -----

Net Loss                                                  (   8%)   ( 25%)     (   5%)     (  17%)
                                                          =====    =====       =====       =====



         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and six months ended September 30, 1995 and 1994. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1995 TO SIX MONTHS ENDED SEPTEMBER 30, 1994.

REVENUES

         Oil and gas production revenues decreased $74,722 (5%) to $1,320,880 for the six months ended September 30, 1995 compared to $1,395,602 for the prior corresponding period. Revenues were effected by lower oil and gas production from wells in the Gulf Coast area with one well being temporarily shut-in for reworking coupled with lower gas prices received by the Company. The average gas prices the Company received decreased approximately 10% to $2.07 per Mcf for the six months ended September 30, 1995 compared to $2.30 per Mcf for the six months ended September 30, 1994.

        Drilling Revenues for the period decreased by $1,451,200 (83%) for the six months ended September 30, 1995 compared to the six months ended September 30, 1994 due to the Company forming its first fiscal 1996 drilling program on September 30, 1995, forty five days later than the first fiscal 1995 drilling program. The Company recognized revenues for the six months ended September 30, 1995 on four wells compared to fourteen wells for the six months ended
September 30, 1994. Three of the four wells recognized in revenue for the six months ended September 30, 1995 were shallow oil wells for which the Company generally charges a lower turnkey drilling contract price compared to the fourteen deeper gas wells which were recognized in revenue for the six months ended September 30, 1994. The Company also has not completed three wells from its fiscal 1995 drilling schedule which were delayed due to mechanical problems and anticipates completing these wells in the Company's fiscal third quarter.

         Revenues generated from well operating, transportation, gas marketing and compression increased approximately $113,000 (16%) while unaffiliated third party gas sales declined approximately $178,000 for the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. For the six months ended September 30, 1995, well operating, transportation and other revenues decreased $64,582 (7%) compared to the six months ended September 30, 1994 again primarily due to a decline in third party gas sales.


         Revenues from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $71,264 (20%) for the six months ended September
30, 1995 compared to the six months ended September 30, 1994 primarily due to the formation of the first Drilling

Program of fiscal 1996 coupled with the increase from ongoing administrative fees accrued from the fiscal 1995 Drilling Programs.

EXPENSES

         Oil and gas production expenses increased $144,124 (54%) for the six months ended September 30, 1995 compared to the six months ended September 30, 1994. This increase was primarily due to costs associated with reworking a well in the Gulf Coast area and costs associated with the production enhancement program on the 163 wells the Company acquired in December 1994.
The Company expects to rework one other Gulf Coast well in the third quarter of fiscal 1996 for a cost of approximately $28,000 in an effort to increase its production to an acceptable level.

         Drilling costs for the six months ended September 30, 1995 compared to the six months ended September 30, 1994 decreased $1,168,770 (77%) due to the decreased number of wells completed between the comparable periods. The profit margin on drilling revenue was affected by overhead associated with its drilling activities and by preparations for drilling approximately 19 wells for the first fiscal 1996 Drilling Program formed September 30, 1995. It is anticipated that the per well overhead cost will decline as additional wells are drilled and completed.

         Oil and gas operations expense decreased $150,115 (27%) for the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. This decrease was primarily due to the decrease in unaffiliated third party gas purchases related to third party gas sales as discussed above.

        Depreciation, depletion, amortization and other increased $93,644 (11%) for the six months ended September 30, 1995 compared to the six months ended September 30, 1994. This increase was primarily due to increases in depreciation associated with the Company's increased investment in pipelines and equipment during recent periods, amortization of costs associated with the reducing revolving line of credit and depletion associated with the capitalization of additional organizational costs related to the Drilling Programs. The Company continues to capitalize certain organizational costs associated with the Drilling Programs resulting in an increased depletable basis of its investment.

         Abandonment of oil and gas properties decreased $144,923 for the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. The Company did not abandon any oil and gas properties for the six months ended September 30, 1995.

         Interest expense increased to $372,864 for the six months ended September 30, 1995 from $215,609 for the six months ended September 30, 1994. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility, the placement of a private debt financing with NAGIT (USA), a principal shareholder of the Company, and an increase in the prime interest rate.

         Operating loss for the six months ended September 30, 1995 increased $308,816 compared to the six months ended September 30, 1994 due primarily to the decrease in drilling revenues. The Company's net loss was $516,791 for the six months ended September 30, 1995 compared to a net loss of $224,559 for the six months ended September 30, 1994.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 TO
THREE MONTHS ENDED SEPTEMBER 30, 1994.

REVENUES

         Oil and gas production revenues for the three months ended September 30, 1995 decreased $90,357 (14%) to $576,508 compared to $666,865 for the prior corresponding period. As previously mentioned, the decrease in oil and gas production revenues is due to the decrease in oil production in the Company's Gulf Coast area where two wells were having production difficulties causing one well to be reworked during the period. The decrease in oil and gas production is also due to a decrease in gas production from Ohio wells primarily caused by the shut-in of wells which have production limitations due to high line pressure during the summer months.

         The Company recognized revenue on the drilling of one well for the three months ended September 30, 1995 compared to six wells for the three months ended September 30, 1994 resulting in a decrease in drilling revenue of $617,550 (82%). The decrease in revenue was due to forming the Company's first Drilling Program of fiscal 1996 on September 30, 1995, forty five days later than its first Drilling Program of fiscal 1995. Also, the Company has been delayed in completing three wells which were in progress at June 30, 1995 due to mechanical reasons for the three months ended September 30, 1995 compared to completion of all work-in-progress wells at June 30, 1994 for the three months ended September 30, 1994.

         Revenue from well operating, transportation and other increased $41,323 (11%) due primarily to an increase in well operating revenue for the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

         Revenue from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by 14% for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 primarily due to the formation of the first Drilling Program of fiscal 1996 coupled with the increase from ongoing administrative fees accrued from the fiscal 1995 Drilling Programs.

EXPENSES

         Oil and gas production expense increased $66,042 (46%) for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. This increase was primarily due to costs associated with reworking a well in the Gulf Coast area and costs associated with the production enhancement program on the 163 wells the Company acquired in December 1994. The Company expects to continue to upgrade the wells associated with this acquisition through the next quarter as well as develop various associated undeveloped leases on these properties in conjunction with the Drilling Programs.

         Drilling costs for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 decreased $423,304 (67%) due to the decreased number of wells completed for the periods presented.

         General and administrative expenses decreased $65,583 (9%) for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. This decrease resulted from a reduction in professional fees and office expenses. The Company has retained certain capitalized costs incurred with the Registration Statement that Management believes will directly benefit its future financing plans.

         Depreciation, depletion, amortization and other decreased $51,072 (10%) for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. This decrease was a result of the decrease in gas production mentioned above for the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

         Interest expense increased to $202,765 for the three months ended September 30, 1995 from $122,532 for the three months ended September 30, 1994. This increase was associated with increased borrowings under the Credit Facility, a placement of debt financing from NAGIT(USA), a principal stockholder of the Company, and an increase in the prime interest rate. Outstanding borrowings under the Company's Credit Facility and with NAGIT (USA) at September 30, 1995 were $8,145,000 compared to $5,395,002 at September 30, 1994.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the

United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $ 16.99 and $15.92 per barrel in the six months ended September 30, 1995 and 1994, respectively, and $2.07 and $2.30 per Mcf for natural gas in the six months ended September 30, 1995 and 1994, respectively. The general market for natural gas in the Appalachian Basin has remained weak for a longer period than the Company previously anticipated. The reasons for continued weak natural gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry, increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was approximately negative $280,000 at September 30, 1995 compared to approximately negative $482,000 at March 31, 1995. The increase of $202,000 in working capital from March 31, 1995 reflects additional borrowings during the six months ended September 30, 1995. An amendment to the Credit Facility increased the Company's borrowing base from $6,450,000 at January 13, 1995 to $8,500,000 at August 8, 1995. As of
September 30, 1995, the Company had $6,810,000 outstanding under its Credit Facility. North Coast's current ratio was .93 to 1.0 at September 30, 1995 and
 .90 to 1.0 at March 31, 1995.

         The following table summarizes the Company's financial position at March 31, 1995 and September 30, 1995:


                                                          March 31, 1995              September 30, 1995
                                                          --------------              ------------------
                                                      Amount              %         Amount                 %
                                                      ------             ---        ------                ---
                                                                       (Dollar in Thousands)
Working capital                                    $(     482)        (     3%)    $(    280)         (     2%)
Property and equipment (net)                           16,387             100         16,980               99
Other                                                     445               3            422                3
                                                   ----------       ---------     ----------         --------
   Total                                             $ 16,350             100%      $ 17,122              100%
                                                   ==========       =========     ==========         ========

Long-term debt                                      $   6,197              38%     $   8,092               47%
Deferred income taxes                                     930               6            649                4
Stockholders' equity                                    9,223              56          8,381               49
                                                   ----------       ---------     ----------         --------
   Total                                             $ 16,350             100%      $ 17,122              100%
                                                   ==========       =========     ==========         ========

The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 1994 and 1995:

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                 1994                   1995
                                                                 ----                   ----
                                                         Amount          %        Amount        %
                                                         ------          -        ------        -

                                                                     (Dollar in Thousands)
      Net cash provided (used) by operating             $  1,767          36%   $ (1,444)        (51%)
        activities
      Net cash used by investing activities               (1,483)        (30)     (1,217)        (43)
      Net cash provided by financing activities            3,108          64       1,099          39
                                                       ---------    --------   ---------     -------
      Increase (decrease) in cash and equivalents       $  3,392          70%   $ (1,562)        (55%)
                                                       =========    ========   =========     =======

      Note: (1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow provided by operating activities decreased approximately $3,211,000 for the six months ended September 30, 1995 compared to the period ended September 30, 1994. This decrease reflects the reduced number of wells recognized in drilling revenues and the payment of drilling and completion costs associated primarily with the Drilling Programs.

         Net cash used by investing activities decreased to approximately $1,217,000 (43% of cash sources) for the six months ended September 30, 1995 from approximately $1,483,000 (30% of cash sources) for the six months ended September 30, 1994. This decrease is primarily due to the timing of the Company's cash expenditures related to its obligation to fund the tangible equipment for the Drilling Programs.

         Net cash provided by financing activities decreased approximately $2,000,000 for the six months ended September 30, 1995 compared to the prior period. This decrease reflects the sale of stock for the six months ended September 30, 1994 without a corresponding sale of stock during the current period.

         On September 20, 1993 the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000 (the
"Credit Facility").   At September 30, 1995 the Company's borrowing base under
its Credit Facility was $8,270,000 based upon the Company's current financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reduced by $100,000 at the first of each month. Available borrowings also are reduced based upon the amount of outstanding letters of credit used to support certain bonding requirements ($130,000 as of September 30, 1995). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants. At September 30, 1995 the Company was in violation of its debt coverage ratio loan covenant, this violation was waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2% (10 1/4% at September 30, 1995). The Company's mortgage note associated with its Youngstown field office bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 1998. Thereafter, the balance of the mortgage note will be amortized over a five-year period at an interest rate to be renegotiated.

         The amounts borrowed under the Company's Credit Facility are secured by its receivables, inventory, equipment and a first mortgage on certain of its interests in oil and gas wells and reserves. The mortgage note is secured by certain land and a building.

         In addition to bank financing, the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9 3/4% at September 30, 1995). This agreement grants NAGIT a 3.125% overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

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

         Management of the Company believes that the proceeds of the loan from NAGIT, together with internally generated funds and available borrowings under its Credit Facility will be sufficient to fund the Company's anticipated capital expenditures as well as its working capital needs through the end of the current fiscal year. Also the Company has decreased its ownership percentage in the Drilling Programs while maintaining its turnkey drilling contract price and has decreased the average depth of the wells for which the Company contracts in order to decrease its drilling completion costs and increase drilling revenue. Management expects to continue to review additional financing options, including additional borrowings and sales of stock, in order to meet the needs of the Company's growth oriented business plan.

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

         a).  Exhibits

         11.1  Computation of Earnings per Common Share.

         b). No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORTH COAST ENERGY, INC.


 November 13, 1995             /s/ Charles M. Lombardy, Jr.
                               ---------------------------------------
                               Charles M. Lombardy, Jr.
                               Chief Executive Officer and Director


 November 13, 1995             /s/ Tim Wagers
                               ---------------------------------------
                               Tim Wagers
                               Principal Accounting and Financial Officer


                                                                    Exhibit 11.1

       Computation of Primary and Fully Diluted Earnings Per Common Share

 EARNINGS
                                                     Three Months Ended         Six Months Ended
                                                    9/30/94    9/30/95        9/30/94         9/30/95
                                                    -------    -------        -------         -------
 Net Loss                                        $ (164,442)   $ (343,100)    $ (224,559)   $  (516,791)
 Series A Preferred Stock Dividends                       0             0       ( 95,115)      ( 92,838)
 Series B Preferred Stock Dividends                (116,167)     (116,167)      (233,208)      (232,333)
                                                 ----------    ----------     ----------     ----------
 Pro Forma Loss Applicable to Common Stock       $ (280,609)   $ (459,267)    $ (552,882)   $  (841,962)

 ------------------------------------------------------------------------------------------------------

 SHARES

 Weighted Average Common Shares for the
   period ended                                   6,432,009     8,032,509      6,398,233      8,031,649

 Additional Shares Assuming Conversion of:
   Employee Options Exercised                             0             0              0              0
                                                 ----------    ----------     ----------     ----------

 Pro Forma Shares for Primary Earnings
   Per Common Share                                6,432,009     8,032,509      6,398,233     8,031,649
                                                 -----------   -----------    -----------   -----------

 Additional Shares Assuming Conversion of:
   Preferred Stock                                        0             0              0              0
                                                 ----------    ----------     ----------     ----------

 Pro Forma Shares for Fully Diluted Earnings
   Per Common Share                                6,432,009     8,032,509      6,398,233     8,031,649
                                                 ===========   ===========    ===========   ===========

 ------------------------------------------------------------------------------------------------------


 Primary Earnings Per Common Share               $(      .04)  $(      .06)   $(      .09)  $(      .10)
 Fully Diluted Earnings Per Share               *$(      .04)  $(      .06)   $(      .09)  $(      .10)

 ------------------------------------------------------------------------------------------------------
 *   Common Stock Equivalents Have an Anti-Dilutive Effect on Earnings Per Share
     and are Excluded From This Exhibit.
