Form 10-Q
period 1995-12-31
NORTH COAST ENERGY INC / DE/
filed 1996-02-15
CIK 839950

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                            Yes   X          No
                                -----           -----

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





          Class                               Outstanding at February 12, 1996
----------------------------                  --------------------------------
Common Stock, $.01 par value                               8,037,848

                            NORTH COAST ENERGY, INC.


                                                                        Page No.
 PART I  - FINANCIAL INFORMATION                                        --------


 Consolidated Balance Sheets -

      March 31, 1995 (Audited) and December 31, 1995 (Unaudited)             2

 Unaudited Consolidated Statements of Operations -
      For the Three and Nine Months Ended December 31, 1994 and 1995         4


 Unaudited Consolidated Statements of Cash Flows -
      For the Nine Months Ended December 31, 1994 and 1995                   5

 Unaudited Notes to Consolidated Financial Statements                        7


 Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                              11


 PART II - OTHER INFORMATION                                                 19

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1995 and December 31, 1995

                                  (Unaudited)


                                                                              March 31,            December 31,
                                                                                 1995                  1995

 ASSETS
 ------
 CURRENT ASSETS

   Cash and equivalents                                                    $      2,366,660       $    2,726,501
    Accounts receivable:
      Trade                                                                       1,592,321            1,543,056
      Affiliates                                                                     59,243               87,782
      Refundable income taxes                                                             -               61,000
   Inventory                                                                        218,628              115,721
   Deferred income taxes                                                             59,000               61,000
   Other                                                                              7,682               58,622
                                                                           ----------------       --------------
              Total current assets                                                4,303,534            4,653,682
                                                                           ----------------       --------------
 PROPERTY AND EQUIPMENT, at cost
   Land                                                                             122,699              122,699
   Oil and gas properties (successful efforts)                                   21,051,552           22,773,700
   Pipelines                                                                      3,187,714            3,569,084
   Vehicles                                                                         384,241              427,920
   Furniture and fixtures                                                           362,288              430,850
   Building and improvements                                                        145,539              145,539
                                                                           ----------------       --------------
                                                                                 25,254,033           27,469,792
                                                                           ----------------       --------------
   Less accumulated depreciation, depletion, amortization and
      write-down                                                                 (8,867,435)         (10,226,350)
                                                                           ----------------       --------------
                                                                                 16,386,598           17,243,442

 OTHER ASSETS                                                                       445,534              350,034
                                                                           ----------------       --------------
                                                                          $      21,135,666      $    22,247,158
                                                                           ================       ==============


     The accompanying notes are in integral part of these Balance Sheets

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1995 and December 31, 1995

                                  (Unaudited)

                                                                              March 31,            December 31,
                                                                                 1995                  1995
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES
   Current portion of long-term debt                                      $        432,100       $        279,200
   Accounts payable                                                              3,644,368              2,346,691
   Accrued expenses                                                                423,981                239,759
   Billings in excess of costs on uncompleted contracts                            284,880              2,635,174
                                                                          ----------------       ----------------
                 Total current liabilities                                       4,785,329              5,500,824
                                                                          ----------------       ----------------

 LONG-TERM DEBT                                                                  6,197,450              8,165,238

 DEFERRED INCOME TAXES                                                             930,000                552,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

   Series A, 6% Non-Cumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 309,460 and
      307,870 issued and outstanding (aggregate liquidation value of
      $3,094,600 and $3,078,700, respectively)                                       3,095                  3,079
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized; 464,665 issued and
      outstanding (aggregate liquidation value of $4,646,650)                        4,647                  4,647
   Undesignated Serial Preferred stock, par value $.01 per share;
      811,730 shares authorized; none issued and outstanding                             -                      -
   Common stock, par value $.01 per share; 40,000,000 shares
      authorized; 8,030,352 and 8,034,007 issued and outstanding                    80,304                 80,340
   Additional paid-in capital                                                   12,083,024             12,083,004
   Retained deficit
                                                                                (2,948,183)            (4,141,974)
                                                                          ----------------       ----------------

        Total stockholders' equity                                               9,222,887              8,029,096
                                                                          ----------------       ----------------
                                                                         $      21,135,666        $    22,247,158
                                                                         =================       ================





      The accompanying notes are in integral part of these Balance Sheets

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended December 31, 1994 and 1995

                                  (Unaudited)


                                                            Three Months Ended                   Nine Months Ended
                                                          1994              1995             1994               1995
 REVENUE:
   Oil and gas production                             $   653,526        $   622,504      $ 2,049,128        $ 1,943,384
   Drilling revenues                                    2,801,350          1,729,840        4,555,550          2,032,840
   Well operating, transportation and other               720,230            306,769        1,653,231          1,175,188
   Administrative and agency fees                         260,011            275,900          620,270            707,423
                                                      -----------        -----------      -----------        -----------
                                                        4,435,117          2,935,013        8,878,179          5,858,835
 COSTS AND EXPENSES:
   Oil and gas production expenses                        143,639            144,900          411,054            556,439
   Drilling costs                                       2,408,445          1,253,668        3,934,661          1,611,114
   Oil and gas operations                                 470,400            199,549        1,023,950            602,984
   General and administrative expenses                    714,302            738,214        2,026,116          2,065,645
   Depreciation, depletion, amortization, and             405,168            609,149        1,274,984          1,572,609
    other
   Abandonment of oil and gas properties                     (628)            66,392          144,295             66,392
                                                      -----------        -----------      -----------        -----------
                                                        4,141,326          3,011,872        8,815,060          6,475,183
                                                      -----------        -----------      -----------        -----------

 INCOME (LOSS) FROM OPERATIONS                            293,791            (76,859)          63,119           (616,348)
                                                      -----------        -----------      -----------        -----------
 OTHER INCOME
   Interest                                                37,766             13,987           60,973             50,948
   Other                                                        -                 99                -              7,757
   (Loss) gain on sale of property and equipment           (2,530)            10,027              986             18,970
                                                      -----------        -----------      -----------        -----------
                                                           35,236             24,113           61,959             77,675
                                                      -----------        -----------      -----------        -----------
 OTHER EXPENSE
   Interest                                               157,556            203,556          373,165            576,420
                                                      -----------        -----------      -----------        -----------

 INCOME (LOSS) BEFORE INCOME TAXES                        171,471           (256,302)        (248,087)        (1,115,093)

 PROVISION (CREDIT) FOR TAXES ON INCOME
   Current                                                 89,000                  -          (57,000)           (61,000)
   Deferred                                               (55,000)          (113,000)        (104,000)          (394,000)
                                                      -----------        -----------      -----------        -----------
                                                           34,000           (113,000)        (161,000)          (455,000)
                                                      -----------        -----------      -----------        -----------

 NET INCOME (LOSS)                                     $  137,471       $   (143,302)     $   (87,087)       $  (660,093)
                                                       ==========       ============      ===========        ===========
 NET LOSS PER SHARE (primary and
   fully diluted)                                      $     (.01)      $       (.04)     $      (.09)       $      (.15)
                                                       ==========       ============      ===========        ===========


   The accompanying notes are an integral part of these Financial Statements

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended December 31, 1994 and 1995

                                  (Unaudited)


                                                                            December 31,           December 31,
                                                                                 1994                  1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $     (87,087)         $    (660,093)
   Adjustments to reconcile net loss to cash provided by
     operating activities-
      Depreciation, depletion, amortization and other                         1,274,984              1,572,609
      Abandonment of oil and gas properties                                     144,295                 66,392
      Gain on sale of property and equipment                                       (986)               (18,970)
      Deferred income taxes                                                    (104,000)              (394,000)
      Change in:
        Accounts receivable                                                    (361,242)               (40,274)
        Other current assets                                                   (177,820)                49,967
        Other assets                                                           (111,502)                57,492
        Accounts payable                                                        870,043             (1,157,701)
        Current income taxes payable                                            (95,000)                     -
        Accrued expenses                                                         12,807               (184,222)
        Billings in excess of costs on uncompleted contracts                  2,355,029              2,350,294
                                                                          -------------            -----------

        Total adjustments                                                     3,806,608              2,301,587

        Net cash provided by operating activities                             3,719,521              1,641,494

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (3,870,418)            (2,155,901)
   Proceeds on sale of property and equipment                                     4,000                 12,253
                                                                          -------------            -----------

        Net cash used for investing activities                               (3,866,418)            (2,143,648)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of accounts payable used to finance property and
     equipment additions                                                       (335,552)              (236,422)
   Borrowings under revolving credit facility                                 2,095,000              1,650,000
   Borrowings under note payable to stockholder                                                      1,000,000
   Other financing for the acquisition of oil and gas properties                660,000                      -
   Repayments of borrowings under revolving credit facility                    (435,771)              (890,003)
   Payments on long-term debt                                                   (67,734)               (80,529)
   Cash paid for deferred financing cost                                        (10,632)               (47,353)
   Distributions and dividends                                                 (537,945)              (533,698)
   Proceeds from the exercise of Common Stock options                            22,500                      -
   Proceeds from the issuance of Common Stock                                 1,871,500                      -
                                                                          -------------            -----------
        Net cash provided by financing activities                             3,261,366                861,995

 INCREASE IN CASH AND EQUIVALENTS                                         $   3,114,469            $   359,841


   The accompanying notes are an integral part of these Financial Statements

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Nine Months Ended December 31, 1994 and 1995

                                  (Unaudited)


                                                                                   1994                   1995
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                $     1,295,642         $      2,366,660
                                                                            ---------------         ----------------
 CASH AND EQUIVALENTS AT END OF PERIOD                                      $     4,410,111         $      2,726,501
                                                                            ===============         ================
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
     Interest                                                               $       345,054         $        539,329
     Income taxes                                                                    95,000                   71,135

 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Long-term debt incurred for the purchase of property and equipment         $        60,967         $         91,365
 Accounts payable incurred for the purchase of property and equipment               305,359                  140,501
 Increase in accounts receivable due to the sale of property and
    equipment                                                                         8,034                        -
  Accounts payable from interest incurred on long term debt                               -                  (44,055)





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

         Capital Drilling Fund 1986-1 Limited Partnership                 13.2%

         North Coast Energy/Capital 1987-1 Appalachian
         Drilling Program Limited Partnership                             33.7%

         North Coast Energy/Capital 1987-2 Appalachian
         Drilling Program Limited Partnership                             27.0%

         North Coast Energy/Capital 1988-1 Appalachian
         Drilling Program Limited Partnership                             25.5%

         North Coast Energy/Capital 1988-2 Appalachian
         Drilling Program Limited Partnership                             26.0%

         North Coast Energy 1989 Appalachian Drilling
         Program Limited Partnership                                      30.0%

         North Coast Energy 1990-1 Appalachian Drilling
         Program Limited Partnership                                      25.0%

         North Coast Energy 1990-2 Appalachian Drilling
         Program Limited Partnership                                      25.7%

         North Coast Energy 1990-3 Appalachian Drilling
         Program Limited Partnership                                      25.0%

         North Coast Energy 1991-1 Appalachian Drilling
         Program Limited Partnership                                      26.5%

         North Coast Energy 1991-2 Appalachian Drilling
         Program Limited Partnership                                      25.0%

         North Coast Energy 1991-3 Appalachian Drilling
         Program Limited Partnership                                      25.0%

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

         North Coast Energy 1995-2 Appalachian Drilling
         Program Limited Partnership                                     20.0%

  All significant intercompany accounts and transactions have been eliminated.

Note 2.     Long-Term Debt

           Long-term debt consists of the following:

                                                                          March 31, 1995       December 31, 1995
                                                                          --------------       -----------------
            Revolving credit notes
            payable - bank                                                $ 6,050,003          $ 6,810,000

            Other financing                                                   335,000            1,379,054

            Mortgage note payable to a bank, secured by land and
            a building, requiring monthly payments of approximately
            $1,019 (including interest at 8%) through July 1998.
            Thereafter, the balance of the note will be amortized
            over a 5 year period, at an interest rate to be renegotiated       73,790               68,972

            Various installment notes payable, in aggregate monthly
            installments (including interest of $8,585 at March 31,
            1995 and $11,027 at December 31, 1995).                           170,757              186,412
                                                                              -------           ----------

                                                                            6,629,550            8,444,438
            Less current portion                                              432,100              279,200
                                                                           ----------           ----------
                                                                          $ 6,197,450          $ 8,165,238
                                                                           ==========           ==========

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

Note 2.     Long-Term Debt (Continued)

         On September 20, 1993, the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000. Subsequently, a draw was made on the new line of credit to pay off certain of the Company's term loans. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 at December 31, 1995). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. An amendment to the credit agreement effective August 8, 1995 increased the borrowing base to $8,500,000, with required monthly reductions of $100,000 beginning on September 1, 1995. At December 31, 1995, the borrowing base was $7,960,000, with required monthly reductions of $100,000.

         Amounts outstanding under the reducing revolving line of credit, which were $6,810,000 at December 31, 1995, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. The Company was in compliance with or had received waivers with respect to all covenants as of December 31, 1995. In addition, there are restrictions on mergers, capital stock dividends and stock repurchases, issuance of additional securities, sale of assets, investments, rental agreements and the incurrence of additional debt. The dividend restriction does not permit dividends on any shares of the Company's capital stock (other than dividends payable solely in shares of its capital stock and the dividends on the Company's Preferred Stock).

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

         Effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan plus accrued interest may be converted into shares of Common Stock at the rate of $1.00 per share or paid in cash at the election of the Company (with approval of the Company's senior lender). The loan is subordinate to the Company's senior lender and bears interest at the
         rate of 8% per annum.  In connection   with entering into the Loan
         Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company at its option upon 30 days written notice.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)


Note 3.     Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                          March 31,                   December 31,
                                                            1995                         1995
                                                            ----                         ----
              Billings on uncompleted contracts       $    687,850                   $  4,991,172
              Costs incurred on uncompleted contracts      402,970                      2,355,998
                                                       -----------                   ------------
                                                      $    284,880                   $  2,635,174
                                                      ============                   ============


Note 4.     Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance or road bond deposits against damage.

         At December 31, 1995, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $2,006,000 for tangible well equipment and pipeline construction. This commitment is expected to be realized by August 1996.

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

             The Company typically forms the Drilling Programs between August and December in each year and conducts its drilling operations between October and March. It generally requires nine months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

             The following table is a review of the results of operations of the Company for the three and nine months ended December 31, 1994 and 1995. All items in the table are calculated as a percentage of total revenues.

                                                                Three Months            Nine Months
                                                                   Ended                   Ended
                                                                December 31,            December 31,
                                                                ------------            ------------
                                                                1994     1995         1994       1995
                                                               --------------          ---------------
Revenues:
---------
   Oil and gas production                                       14%        21%         23%        33%
   Drilling revenues                                            63         59          51         34
   Well operating, transportation and other                     16         10          18         20
   Administrative and agency fees                                6          9           7         12
   Other                                                         1          1           1          1
                                                               ---        ---         ---        ---
         Total Revenues                                        100%       100%        100%       100%
                                                               ---        ---         ---        ---

Expenses:
   Oil and gas production expenses                                 3%         5%        5%         9%
   Drilling costs                                                 54         42        44         27
   Oil and gas operations                                         11          7        11         10
   General and administrative expenses                            16         25        23         35
   Depreciation, depletion, amortization and other                 9         21        14         27
   Abandonment of oil and gas properties                           0          2         2          1
   Provision (credit) for taxes on income                          1      (   4)    (   2)     (   8)
   Other                                                           3          7         4         10
                                                                 ---       ----     -----       ----

    Total Expenses                                                97%       105%      101%       111%
                                                                  --        ---       ---        ---

Net (Income) Loss                                                  3%     (   5%)   (   1%)    (  11%)
                                                                ====      =====     =====      =====


             The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and nine months ended December 31, 1995 and 1994. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1995 TO NINE MONTHS ENDED
 DECEMBER 31, 1994.

REVENUES

        Oil and gas production revenues decreased $105,744 (5%) to $1,943,384 for the nine months ended December 31, 1995 compared to $2,049,128 for the prior corresponding period. Revenues were effected by lower oil and gas production from wells in the Gulf Coast area with two wells being shut-in at various intervals for reworking, coupled with lower gas prices received by the Company primarily in the Appalachian Basin. The average gas price the Company received decreased approximately 8% to $2.06 per Mcf for the nine months ended December 31, 1995 compared to $2.24 per Mcf for the nine months ended December 31, 1994.

        Drilling revenues for the period decreased by $2,522,710 (55%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to the decrease in the number of wells recognized in revenue. Several factors have affected drilling revenues including the timing of the formation of the Company's first Drilling Program and the commencement of drilling activities, the type of wells drilled, the amount of funds raised from Drilling Programs and the timing of the completion of the wells contracted to drill. Drilling revenues were recognized on 17 wells for the nine months ended December 31, 1995 compared to 36 wells for the nine months ended December 31, 1994. At December 31, 1995, the Company had 41 wells in progress and not yet recognized in drilling revenues as compared to 45 at December 31, 1994. The Company's shallow wells range in depth from 1,800 feet to 2,200 feet for which the Company generally charges a lower turnkey drilling contract price compared to deeper gas wells ranging from 3,300 feet to 6,300 feet. The Company formed two Drilling Programs raising investor funds of $6,460,000 for the nine months ended December 31, 1995 compared to three Drilling Programs with investor funds of $8,406,000 for the nine months ended December 31, 1994. The first drilling program of fiscal 1996 was formed forty-five days later than the first fiscal 1995 Drilling Program thereby delaying the number of wells completed and the recognition of revenue for the current period.

        For the nine months ended December 31, 1995, well operating, transportation and other revenues decreased $478,043 (29%) compared to the nine months ended December 31, 1994 primarily due to a $471,000 decline in third party gas sales. The Company reduced the number of low margin third party gas transactions in favor of focusing its gas marketing department on its proprietary gas sales during the recent period of generally lower natural gas prices.

             Revenues from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $87,153 (14%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to the formation of the Drilling Programs of fiscal 1996 coupled with the increase from ongoing administrative fees accrued from the fiscal 1995 Drilling Programs.

EXPENSES

             Oil and gas production expenses increased $145,385 (35%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. This increase was primarily due to costs associated with reworking two wells in the Gulf Coast area and costs associated with the production enhancement program on the 163 wells the Company acquired in December 1994.

             Drilling costs for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 decreased $2,323,547 (59%) primarily due to the decreased number of wells completed between comparable periods. The profit margin on drilling revenue increased to 21% for the nine months ended December 31, 1995 compared to 14% for the nine months ended December 31, 1994. The increase in the drilling profit margin between comparable periods is due to lower drilling costs associated with the average depth of the wells currently recognized in revenues and improved cost controls. The wells recognized in revenue averaged 4,700 feet in depth for the nine months ended December 31, 1995 compared to an average of 6,000 feet in depth for the nine months ended December 31, 1994. The Company anticipates that the average depth of the wells in its fiscal 1996 Drilling Programs will be less than the wells drilled in the Company's fiscal 1995 Drilling Programs which is expected to reduce the drilling costs on a per well basis. The Company also reduced its interest in the fiscal 1996 Drilling programs to 20% compared to 25% in the fiscal 1995 Drilling Programs increasing the per well drilling revenue the Company receives thereby increasing the Company's profit margin.

             Oil and gas operations expense decreased $420,966 (41%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. This decrease was primarily due to the decrease in unaffiliated third party gas purchases related to third party gas sales as discussed previously.

             Depreciation, depletion, amortization and other increased $297,625 (23%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. This increase was due to increased investment in pipelines and equipment during recent periods and amortization of costs associated with the reducing revolving line of credit. The increase was also due to an increase in depletion associated with the Company's investment in its prior Drilling Programs. The increase in depletion on these Drilling Programs reflects the revision of reserve estimates anticipated through the Company's fiscal year end for the wells drilled in these programs. Also, the Company continues to capitalize certain costs associated with its Drilling Programs resulting in an increased depletable basis of its investment

             Abandonment of oil and gas properties decreased $77,903 (54%) for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The Company abandoned a deep zone in two wells associated with its drilling on acreage acquired in the December 1994 purchase of 163 wells in Western Pennsylvania. The Company incurred the cost of abandoning the deeper formation and completed both of the wells in a shallower formation.

             Interest expense increased to $576,420 for the nine months ended December 31, 1995 from $373,165 for the nine months ended December 31, 1994. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility, the placement of a private debt financing with NAGIT, a principal shareholder of the Company, and an increase in the prime interest rate.

             Net loss for the nine months ended December 31, 1995 increased $573,006 compared to the nine months ended December 31, 1994 due primarily to the increase in depreciation, depletion, amortization and other, coupled with the lower net drilling income. The Company's net loss was $660,093 for the nine months ended December 31, 1995 compared to a net loss of $87,087 for the nine months ended December 31, 1994.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1995 TO THREE MONTHS ENDED DECEMBER 31, 1994.

REVENUES

             Oil and gas production revenues for the three months ended December 31, 1995 decreased $31,022 (5%) to $622,504 compared to $653,526 for the prior corresponding period. The decrease in oil and gas production revenues is primarily due to the decrease in oil and gas production in the Company's Gulf Coast wells and the decrease in the gas price received for Ohio production between the comparable periods.

             The Company recognized revenue on the drilling of 13 wells for the three months ended December 31, 1995 compared to 22 wells for the three months ended December 31, 1994 resulting in a decrease in drilling revenue of $1,071,510 (38%). The decrease in revenue is primarily due to the timing of the formation of the Company's first Drilling Program of fiscal 1996 on September 29, 1995, forty five days later than its first Drilling Program of fiscal 1995 thereby delaying the commencement of drilling and completion of additional wells.

             Revenue from well operating, transportation and other decreased $413,461 (57%) due primarily to a reduction in third party gas sales.

             Revenue from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $15,889 (6%) for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 primarily due to the formation of the Drilling Programs of fiscal 1996 coupled with the increase from ongoing administrative fees accrued from the fiscal 1995 Drilling Programs.

EXPENSES

            Drilling costs for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 decreased $1,154,777
(48%) due primarily to the decreased number of wells completed for the periods presented. The profit margin on drilling activities increased to 28% for the three months ended December 31, 1995 compared to 14% for the three months ended December 31, 1994 due to the Company reducing its interest in the fiscal 1996 Drilling Programs to 20% from 25%, the decreased average depth on wells recognized in revenue, and the implementation of additional cost controls in this period compared to the prior corresponding period.

            Depreciation, depletion, amortization and other increased $203,981 (50%) for the three months ended December 31, 1995 compared to the three months ended December 31, 1994. This increase was due to increased investment in pipelines and equipment during recent periods and amortization of costs associated with the reducing revolving line of credit. The increase was also due to an increase in depletion associated with the Company's investment in its prior Drilling Programs. The increase in depletion on these Drilling Programs reflects the revision of reserve estimates anticipated through the Company's fiscal year end for the wells drilled in these programs.

             Interest expense increased to $203,556 for the three months ended December 31, 1995 from $157,556 for the three months ended December 31, 1994. This increase was associated with increased borrowings under the Credit Facility, a placement of debt financing from NAGIT, a principal stockholder of the Company, and an increase in the prime interest rate. Outstanding borrowings under the Company's Credit Facility and with NAGIT at December 31, 1995 were $8,189,054 compared to $5,125,003 at December 31, 1994.

             The Company's net loss of $143,302 for the three months ended December 31, 1995 compared to a net income of $137,471 for the three months ended December 31, 1994 is due primarily to an increase in depreciation, depletion, amortization and other and abandonment of oil and gas properties.

INFLATION AND CHANGES IN PRICES

             While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $ 16.73 and $15.75 per barrel in the nine months ended December 31, 1995 and 1994, respectively, and $2.06 and $2.24 per Mcf for natural gas in the nine months ended December 31, 1995 and 1994, respectively. The general market for natural gas in the Appalachian Basin remained weak for a longer period than the Company previously anticipated, however, with the colder Appalachian area weather experienced within the thirty days after December 31,1995 gas prices have increased dramatically. The reasons for continued weak natural gas prices and fluctuations in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Other reasons for the weak gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

             The Company's working capital was approximately negative $847,000 at December 31, 1995 compared to approximately negative $482,000 at March 31, 1995. The decrease of $365,000 in working capital from March 31, 1995 reflects the Company's use of cash to purchase property and equipment to meet its obligations to fund its investments to the Drilling Programs. Also, the Company's current obligations through billing in excess of costs increased during the nine months ended December 31, 1995 associated with the wells its has contracted to drill for its Drilling Programs. An amendment to the Credit Facility increased the Company's borrowing base from $6,450,000 at January 13, 1995 to $8,500,000 at August 8, 1995. As of December 31, 1995, the Company had $6,810,000 outstanding under its Credit Facility. North Coast's current ratio was .85 to 1.0 at December 31, 1995 and .90 to 1.0 at March 31, 1995.

             The following table summarizes the Company's financial position at March 31, 1995 and December 31, 1995:

                                                                            March 31, 1995           December 31, 1995
                                                                            --------------           -----------------
                                                                            Amount       %           Amount      %
                                                                            ------       -           ------      -
                                                                                       (Dollars in Thousands)
                           Working capital                                  $(   482)  ( 3%)         $(   847)     ( 5%)
                           Property and equipment (net)                       16,387   100             17,243      103
                           Other                                                 445     3                350        2
                                                                              ------   ---             ------      ---
                              Total                                         $ 16,350   100%          $ 16,746      100%
                                                                            ========   ===           ========      ===

                           Long-term debt                                   $  6,197    38%          $  8,165       49%
                           Deferred income taxes                                 930     6                552        3
                           Stockholders' equity                                9,223    56              8,029       48
                                                                            ---------  ---           --------      ---
                              Total                                         $ 16,350   100%          $ 16,746      100%
                                                                            ========   ===           ========      ===

The following table summarizes the Company's Statements of Cash Flows for the nine months ended December 31, 1994 and 1995:

                                                                  Nine Months Ended December 31,

                                                             1994                  1995
                                                            Amount         %      Amount           %
                                                            ------         -      ------           -
                                                                      (Dollar in Thousands)
        Net cash provided by operating activities        $  3,720           53%   $  1,642          66%
        Net cash used for investing activities             (3,866)         (55)     (2,144)        (86)
        Net cash provided by financing activities           3,261           47         862          34
                                                         --------     --------    --------     -------
        Increase in cash and equivalents                 $  3,115           45%   $    360          14%
                                                         ========     ========    ========     =======

         Note: (1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by
         investing activities and net cashprovided by   financing activities,
         plus any decrease in cash and cash equivalents.

             As the above table indicates, the Company's cash flow provided by operating activities decreased approximately $2,078,000 for the nine months ended December 31, 1995 compared to the period ended December 31, 1994. This decrease reflects the reduced number of wells recognized in drilling revenues, the payment of drilling and completion costs associated with the Drilling Programs and the Company's production enhancement program on the December 1994 purchase of 163 wells in Western Pennsylvania.

             Net cash used for investing activities decreased to approximately $2,144,000 (86% of cash sources) for the nine months ended December 31, 1995 from approximately $3,866,000 (55% of cash sources) for the nine months ended December 31, 1994. This decrease is primarily due to the timing of the Company's cash expenditures related to its obligation to fund the tangible equipment for the Drilling Programs.

             Net cash provided by financing activities decreased approximately $2,399,000 for the nine months ended December 31, 1995 compared to the prior period. This decrease reflects the sale of Common Stock for the nine months ended December 31, 1994 without a corresponding sale of Common Stock during the current period.

             On September 20, 1993 the Company entered into an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000
(the "Credit Facility").   At December 31, 1995 the Company's borrowing base
under its Credit Facility was $7,960,000 based upon the Company's current financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reduced by $100,000 at the first of each month. Available borrowings also are reduced based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 as of December 31, 1995). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants. At December 31, 1995 the Company was in violation of its debt coverage ratio loan covenant, this violation was waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2% (10 1/4% at December 31, 1995). The Company's mortgage note associated with its Youngstown field office bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 1998. Thereafter, the balance of the mortgage note will be amortized over a five-year period at an interest rate to be renegotiated.

             The amounts borrowed under the Company's Credit Facility are secured by its receivables, inventory, equipment and a first mortgage on certain of its interests in oil and gas wells and reserves. The mortgage note is secured by certain land and a building.

             In addition to bank financing, the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9 3/4% at December 31, 1995). This agreement grants NAGIT a 3.125% overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

             Also, effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan plus accrued interest may be converted into shares of common Stock at the rate of $1.00 per share or paid in cash at the election of the Company (with approval of the Company's senior lender). The loan is subordinate to the Company's senior lender and bears interest at the rate of 8% per annum. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

             The Company anticipates that the demands on its capital resources may increase further during fiscal 1996. This potential increase is anticipated to result from additional drilling and completion obligations of the Company relating to its sponsorship of drilling programs, further development of the Company's drilling prospects, the continued production enhancement program related to the December 1994 163 well acquisition, the possibility of future joint ventures, reserve acquisitions or other arrangements intended to assist in increasing the Company's reserve base and production revenues and the dividend obligations associated with the Company's Preferred Stock.

             The Company believes that due to the amount of funds committed to current and future projects, including those projects described above, the uncertainties associated with the amount of funds raised from investors in the Drilling Programs, and uncertainties associated with revenues from production, it may be necessary for the Company to investigate additional sources of capital or financing for its future long- term projects. In the event that additional long-term financing is not obtained, the Company believes that it would be required to change its growth oriented business plan in order to conserve cash. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of outside capital raised in investor financed Drilling Programs and the level of its participation in such Programs. The Company believes that cost cutting measures of this type would have a material adverse effect on its results of operations and financial condition.

             Management of the Company believes that the proceeds of the loan from NAGIT, together with internally generated funds and available borrowings under its Credit Facility will be sufficient to fund the Company's anticipated capital expenditures as well as its working capital needs through the end of the current fiscal year. Also the Company has decreased its ownership percentage in the Drilling Programs while maintaining its turnkey drilling contract price and has diversified its drilling activities which has resulted in a decrease in the average depth of the wells for which the Company contracts which in turn decreases its drilling completion costs and increases drilling revenue. Although, Management has taken the steps outlined above it expects to review additional financing options, including additional borrowings and sales of securities, in order to meet the commitment to its Drilling Programs and the needs of the Company's growth oriented business plan.

ACCOUNTING STANDARDS

             In March 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of". This Standard requires the review of long-lived assets for impairment. Although the Company in the past has routinely reviewed its oil and gas assets for impairment on a state by state basis, the new accounting rules may require a different grouping which may affect the amount of impairment, if any. SFAS No. 121 is required to be adopted for financial statements issued with fiscal years beginning after December 15, 1995 and allows the cumulative effect of the accounting change to be reported in net income in the year of adoption.

             The Company is currently reviewing the accounting standard and has not yet determined the affect, if any, on its consolidated financial position.

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

            27.1   Financial Data Schedule*

            b). No reports on Form 8-K have been filed during the quarter for which this report was filed.

----------
*Exhibit 27.1 furnished for Securities Exchange Commission purposes only.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTH COAST ENERGY, INC.



 February 13, 1996                    /s/ Charles M. Lombardy, Jr.
                                      --------------------------------------
                                      Charles M. Lombardy, Jr.
                                      Chief Executive Officer and Director

 February 13, 1996                    /s/ Tim Wagers
                                      --------------------------------------
                                      Tim Wagers
                                      Principal Accounting and Financial Officer