Form 10-K
period 1996-03-31
NORTH COAST ENERGY INC / DE/
filed 1996-06-28
CIK 839950

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1996

                                       OR

           ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________


COMMISSION FILE NUMBER 0-18691

                            NORTH COAST ENERGY, INC.
             (Exact name of Registrant as specified in its charter)



       DELAWARE                                                                      34-1594000
(State of incorporation)                                                          (I.R.S. Employer
                                                                                  Identification No.)


5311 NORTHFIELD ROAD, SUITE 320
CLEVELAND, OHIO                                                                       44146-1135
(Address of principal executive offices)                                              (Zip Code)


     Registrant's telephone number, including area code:(216) 663-1668

        Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

    SERIES A 6% CONVERTIBLE NON-CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE
                                (Title of class)

        SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE
                                (Title of class)

               WARRANTS TO PURCHASE COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                             Yes   X.     NO _____.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 12, 1996, the Registrant had outstanding 8,040,285 shares of Common Stock, 305,140 shares of Series A Preferred Stock, 464,665 shares of Series B Preferred Stock, Warrants to purchase 3,375,000 shares of Common Stock and Representative Warrants to purchase 50,000 units, each consisting of one share of Series B Preferred Stock and five warrants to purchase 1.15 shares of Common Stock.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 12, 1996 was $4,377,819 which value has been computed on the basis of $.875 per share of Common Stock, the mean between the closing bid and ask price as reported on the NASDAQ system.


              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                               Part of Form 10-K

                      Part III (Items 10, 11, 12, and 13)

                       Document Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on September 4, 1996.

Except as otherwise indicated, the information contained in this Report is as of March 31, 1996.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         North Coast Energy, Inc., a Delaware corporation ("North Coast" or the "Company") is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin region of Ohio and Pennsylvania. The Company's strategy focuses primarily on its acquisition of proved undeveloped natural gas and oil properties and on the turnkey drilling and development of such properties. The Company develops these properties in conjunction with drilling programs ("Drilling Programs") which the Company sponsors and manages. The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company. The Company currently obtains an interest of approximately 20% in each Drilling Program for which it contributes (either in cash or in kind) organizational and tangible equipment costs and drill sites. As used in this Annual Report on Form 10-K, the terms "Company" and "North Coast" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires.

         As of March 31, 1996, the Company is serving as the managing general partner of 23 Drilling Programs and has contracted to operate 657 wells, 365 of which are operated for the Drilling Programs, 106 of which are operated for the Company and various working interest owners and 186 of which are operated for the Company's account. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 185 miles of natural gas gathering pipelines in various counties throughout eastern Ohio and western Pennsylvania. These gas gathering systems currently transport gas from 576 wells operated by the Company. At March 31, 1996, the Company had estimated net proved reserves of approximately 20,048,000 Mcf of natural gas and 195,200 Bbls of oil.

         The Company focuses its exploration and development activities in the Appalachian Basin where wellhead prices for natural gas have, in recent years, generally averaged higher than in the Gulf Coast and mid-continent regions of the country due to the area's proximity to major commercial and industrial markets.

         The Company began operations in 1981 with the formation of its first Drilling Program. In August 1987, the Company completed the acquisition of Capital Oil & Gas, Inc. which was engaged in drilling and oilfield operations in the Appalachian Basin, as part of its plan to expand and diversify its operations. By January 30, 1990, the Company had acquired the assets and properties of 21 Drilling Programs which it had sponsored, as well as the assets and properties of its predecessor entity, through an exchange offer (the "Exchange Offer") which resulted in the Company becoming a public company subject to the Exchange Act. Since the consummation of the Exchange Offer, the Company has continued the business and operations of its predecessor and now serves as the managing general partner of 23 Drilling Programs whose operations are continuing.

         Since its formation, the Company has participated in drilling operations in a number of areas, including Ohio, Pennsylvania, Louisiana, Texas, Oklahoma and Colorado. During the last five years, however, North Coast has concentrated its drilling activities in the Appalachian Basin of Ohio and Pennsylvania and, for the foreseeable future, the Company anticipates continuing to focus its activities in the Appalachian Basin. Since the Exchange Offer, the Company has drilled 425 wells in the Appalachian Basin, all but 7 of which were drilled in conjunction with the Drilling Programs.

         Subsidiaries. On March 31, 1993, the Company reorganized three of its four principal subsidiaries, consolidating the business activities of Capital Oil & Gas, Inc., Trinity Oil & Gas, Inc., and North Coast Energy Programs into North Coast Energy, Inc. The reorganization of its subsidiaries enabled the Company to reduce certain duplications between its affiliates and increase the overall efficiency of the Company's operations. As of the date of this report, the Company's sole active subsidiary is NCE Securities, Inc., ("NCE Securities") a member of the NASD and a broker dealer registered with the SEC and licensed in three states. NCE Securities' only business activity is the performance of its responsibilities as placement agent and, to a limited degree, the sale of partnership interests in North Coast sponsored Drilling Programs.

EXPLORATION AND DEVELOPMENT

         Exploration and development activities conducted by the Company have involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties in conjunction with Drilling Programs and joint ventures. Management has chosen to sponsor limited partnerships and joint ventures to increase the funds available to the Company and enable it to engage in a greater number of drilling opportunities, thereby reducing its risk through diversification. In addition, the Drilling Programs add to the Company's reserves and produce additional sources of income for the Company, including revenues from serving as general contractor for drilling operations, management services, oilfield service operations, gas-gathering, and gas marketing and transportation services which are provided to the Drilling Programs.

         The Company's strategy focuses on increasing its natural gas and oil reserves, as well as production, drilling and oil field service revenues, by acquiring undeveloped oil and gas properties in the Appalachian Basin and financing and conducting the drilling and development of these properties in conjunction with the Drilling Programs.

         While the Company is pursuing its strategy of increasing reserves through drilling and development in conjunction with the Drilling Programs, it continues to review potential acquisitions, including other gas and oil companies or partnerships and producing properties.

         Consistent with its efforts to increase reserve levels, from time to time the Company also may participate in drilling and development activities in other geographic regions of the US. The budget for these activities typically has not exceeded $100,000 to $200,000 annually for any such non-Appalachian project and the Company has no current plans to materially increase this budget.

AREAS OF OPERATION

         Appalachian Basin. The Appalachian Basin is located in close proximity to major natural gas markets in the northeast United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of Appalachian Basin production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions. The Appalachian Basin is the oldest gas and oil producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Historically, most production in the Appalachian Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized by a relatively low recovery of reserves in place, lower rates of production and wells which generally produce for more than 20 years.

         To date, the Company's drilling operations in the Appalachian Basin have principally involved drilling to the Clinton/Medina sandstone geologic formation. This formation is an oil and gas bearing sandstone formation which underlies a large section of eastern Ohio and western Pennsylvania in varying thickness' and at depths ranging generally from 2,800 to 7,500 feet. Substantially all of the wells which the Company drills in this area have estimated depths of between 3,500 and 6,700 feet. The Clinton/Medina formation is generally characterized by low permeability (the ability of gas and oil bearing rock to flow gas and oil) and low porosity (capacity of rock to hold oil and gas). Generally, in a productive well, both oil and gas initially are produced at rates which rapidly decline after the first one or two years. Although Clinton/Medina wells generally produce for many years, a substantial portion of the total well production can be expected within the first several years of full production.

         The Company also maintains leasehold acreage in other portions of Pennsylvania with other potential producing formations. Although there are variances in the nature and characteristics of these producing formations, they are generally typical of the Appalachian area.

         Certain of the Company's leaseholds are in the Upper Devonian age sandstone geological formations of Washington, Warren, McKean, Potter and Clearfield counties in Pennsylvania, which are a series of oil and gas bearing sands underlying eastern Ohio, western Pennsylvania and northern West Virginia. The Balltown, Cooper, and Bradford Sandstone's, among others, are sandstone formations of Upper Devonian age. Common productive depths range between approximately 1,000 feet and 5,000 feet. The Company's target zones typically range from 1,600 feet to 4,500 feet in depth. Historically, Upper Devonian wells generally have long production lives, and many wells drilled in these formations near the turn of the century are still in production.

ACQUISITION OF PROPERTIES

         North Coast continually evaluates undeveloped prospects originated by its staff or other independent geologists as well as other gas and oil companies. If review of a prospect indicates that it may be geologically and economically attractive, the Company will attempt to obtain a lease of the mineral rights on the acreage.

         Typically, the Company will acquire the entire working interest in a lease in consideration of paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest. After obtaining these drilling rights, the Company continues to evaluate the properties for potential drilling. Substantially all of the Company's drilling operations are currently conducted in conjunction with the Drilling Programs. If a prospect is selected for drilling through a Drilling Program the Company assigns the minimum required acreage for a well to such entity. In such a case, the Company retains the balance of the leasehold acreage for future drilling.

         On December 1, 1994, the Company acquired certain oil and gas interests in Erie and Crawford Counties in northwestern Pennsylvania previously owned by a private company. These properties include the entire working interest in 163 Clinton/Medina producing wells, 43 miles of gas gathering lines and drilling locations.

         The Company secured financing from its lender and from NAGIT (USA), Inc. ("NAGIT"), a principal stockholder of the Company to purchase these oil and gas interests. The Company has agreed to repay amounts owed to NAGIT from the net proceeds of the purchased interests and to grant NAGIT an overriding royalty interest in the acquired properties. Management of the Company believes that the loan from NAGIT is on terms no less favorable than the Company could receive from unrelated third parties.

         The Company intends to continue to review potential acquisitions of oil and gas properties, but has no commitment with respect to any material acquisition.

DRILLING PROGRAMS

         From the Company's inception in 1981 through March 31, 1996, North Coast has sponsored 44 Drilling Programs to engage in oil and gas drilling and development operations. Public Drilling Programs registered with the Commission accounted for 7 of these programs, while 37 were sold through private placements. The Company dissolved 21 of the 22 partnerships which were included in the Exchange Offer and acquired the properties of such partnerships. The Company currently is the managing general partner of 23 Drilling Programs whose operations are continuing.

         To date, each Drilling Program has been conducted as a separate limited partnership with the Company serving as managing general partner of each. To maintain the marketability of its Drilling Programs, the Company continually reviews program structure and performance and makes modifications from program to program as it deems appropriate. These modifications have included changes to the compensation arrangements between the Company and the Drilling Programs, including charges for its drilling and administrative services, and changes in the Company's interest in the Drilling Programs.

         The Company acts as operator and general contractor for drilling and production operations, undertaking to drill and complete Drilling Program wells and to be responsible for producing well operations. In the Drilling Programs, typically the entire working interest in the leasehold is acquired by the program, although only the minimum required acreage for a well is assigned by the Company to the Drilling Program.

         As managing general partner, North Coast is subject to full liability for the obligations of the Drilling Programs although it is entitled to indemnification by each program to the extent of the assets of the Drilling Programs under certain circumstances. Since the partnership interests in the Drilling Programs constitute securities, the Company is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

         Typically each Drilling Program is structured as a "functional allocation" program whereby the non-industry investors contribute cash in an aggregate amount equal to the total intangible drilling and development costs to be incurred for all of the Drilling Program's wells. The Company contributes the drill sites to the Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of the Drilling Program. The allocation of partnership revenues in each Drilling Program may vary depending upon the structure chosen by the Company, with the Company's percentage interest ranging from 20% to 40%. The Company may elect to acquire a smaller or larger percentage in future Drilling Programs.

         Interests in North Coast's Drilling Programs are sold to investors through securities dealers registered with the NASD. In each program, NCE Securities, Inc., a wholly-owned subsidiary of the Company, acts as placement agent and enters into selling agreements with a number of broker-dealers to assist it in selling the interests. In the last four calendar years NCE Securities has entered into selling agreements with more than 35 such broker-dealers who have sold substantially all of the interests in the Drilling Programs formed during this period.

         The Company has generally sponsored three Drilling Programs each fiscal year. Typically, the first program is organized in August or September, the second in November, and the third in late December. The schedule for marketing and organizing the Drilling Programs is largely a function of selling broker-dealer and potential investor interest. The Company monitors Drilling Program subscriptions and generally establishes the closing date for a particular program based upon the amount of subscriptions received, the proposed drilling schedule and the Company's determination as to the desired timing for a subsequent Drilling Program. Although the Company, previously has elected to form three Drilling Programs each year, the actual number of Drilling Programs, and consequently the amount of available drilling capital and wells, will vary depending upon investor interest and other factors.
During fiscal 1996, the Company formed two drilling programs and anticipates forming at least two drilling programs this fiscal year.

         The Drilling Programs raised $8,366,000 during fiscal 1994 and $8,406,000 during fiscal 1995 and $6,460,000 during fiscal 1996 from non-industry investors. The Company believes that the decrease from fiscal 1995 to fiscal 1996 results primarily from the uncertainties related to natural gas prices and the potential returns from drilling program investments by
prospective investors.   North Coast intends to continue its effort to market
its Drilling Programs and increase the number of wells drilled. If it is unsuccessful in obtaining capital through future Drilling Programs, the Company would anticipate seeking access to other sources of capital and, if unavailable, altering its business plan.

DRILLING SERVICES

         The Company enters into turnkey drilling contracts with the Drilling Programs to drill wells. From time to time the Company also performs a limited amount of drilling and other services for unaffiliated third parties. Pursuant to these drilling contracts, the Company is responsible for the drilling and development of the wells. Since the Company does not own any drilling rigs or other drilling equipment, the Company subcontracts with third parties for the performance of a substantial portion of the operations required to drill, complete and equip these wells for production. Although the Company manages and supervises all necessary drilling and related service and equipment operations on these wells, there are a number of third party services to obtain, including contract drilling, fracturing, logging and pipeline construction which are performed by subcontractors who specialize in those operations. Since the Company contracts with the Drilling Programs on a turnkey (fixed price) basis, the Company is responsible for drilling and completing the wells, regardless of the actual cost. Consequently, the Company is subject to the risk that prices incurred in the actual drilling and development operations could increase beyond its contract price thereby rendering its drilling contracts less profitable or unprofitable. Moreover, difficulties encountered in drilling and completion operations can substantially increase costs sometimes without recourse for the Company. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. These turnkey drilling prices are subject to change based on competition, the return sought by Drilling Programs investors, the Company's revenue and profit considerations and other industry conditions.

OIL FIELD SERVICE OPERATIONS

         As of March 31, 1996, the Company operated 657 wells, all of which were located in Ohio and Pennsylvania. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis. The Company also subcontracts certain oil field operations.

         The Company receives a monthly operating fee for each producing well it operates and is reimbursed for most third party costs associated with operations and production of the wells. The Drilling Programs each pay the Company their specified operating fee based upon the investors' aggregate interest in the Drilling Program wells, exclusive of the Company's ownership interest.

GAS-GATHERING ACTIVITIES

         In connection with the drilling and development of the wells which it operates, the Company has constructed and owns approximately 185 miles of natural gas-gathering pipelines in various counties throughout eastern Ohio and western Pennsylvania. These pipelines carry natural gas from the wellhead to the gas transmission systems of various utilities for sale to such utilities, to natural gas brokers purchasing gas for resale to others or to industrial purchasers pursuant to self-help gas purchase arrangements. These systems gathered gas from 576 wells as of March 31, 1996. Since early calendar 1992, the Company has increased its construction of new pipelines and the establishment of compressor facilities in order to expand the number of purchasers available to the Company.

         For such gas-gathering services, the Company collects certain allowances from public utilities, end-users or other natural gas purchasers (including natural gas brokers). These gathering fees or transportation allowances averaged approximately $.20 per Mcf of natural gas at March 31, 1996.

MARKETS

         The ability of the Company to market oil and gas depends to an extent, on factors beyond its control. The potential effects of governmental regulation and market factors including alternate domestic and imported energy sources, available pipeline capacity, and general market conditions are not entirely predictable.

         Natural Gas. Natural gas is generally sold pursuant to individually negotiated gas purchase contracts which vary in length from spot market sales of a single day to term agreements which may extend several years. Customers of the Company purchasing natural gas include marketing affiliates of the major pipeline companies, natural gas marketing companies, and a variety of commercial/public authority, industrial, and institutional end users who ultimately consume the gas. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily reflecting changing market conditions.

         As discussed, the deliverability and price of natural gas are subject to both governmental regulation and supply/demand forces. During the past several years regional surplus and shortage of natural gas situations have occurred, resulting in wide fluctuations in the prices achieved.

         The length of the contracts as defined in the "Term" provision in the Company's gas purchase agreements vary widely. Additionally, several of the Company's contracts provide for monthly pricing which are derived from published NYMEX or Appalachian price indexes. The Columbia Transmission (TCO) and Consolidated Natural Gas (CNG) Index prices, which create a basis for spot sales prices in the Mid Atlantic and northeastern United States, ranged from $1.46 to $4.95 during fiscal 1996. As of March 31, 1996, approximately 75% of the wells operated by the Company which produce gas to fulfill contractual obligations were either committed for less than one year and/or contained market sensitive pricing provisions. The variance of unit pricing during March 31, 1996, was from $1.31 to $5.05 per Mcf. On an overall basis, the Company received an average price of $2.24 per Mcf for natural gas sold during fiscal 1996.

         Due to the seasonal supply and demand market pressures, prices paid by purchasers will continue to fluctuate for the next several years. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts so as to maintain flexibility to react to those fluctuating prices. Due to rising market conditions, the duration of recently renegotiated fixed price contracts has been limited to a year or less. Should market trends change (weaken) the Company will endeavor to commit a larger portion of its natural gas under longer term arrangements to optimize revenues derived from these sales.

         During the past several years an over abundance of natural gas supplies and promulgation of State and Federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. More recently, regional natural gas shortages occurred, fueling the uncertainty of future pricing. In the near term, natural gas prices will likely continue to escalate until supply and demand market factors reach equilibrium. It is likely that these market forces will continue to be the driving force in the evolving marketplace.

         Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price which is offered to all producers. The Company received an average price of $17.01 per barrel for its oil during fiscal 1996; however, during the last several years prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. To the extent that the prices which the Company receives for its crude oil decline from current levels, revenues from oil production will be reduced accordingly.

COMPETITION

         The gas and oil industry is highly competitive in all phases. The Company encounters strong competition from other independent oil companies in acquiring economically desirable properties as well as in marketing production therefrom and obtaining external financing. Many of the Company's competitors may have financial resources, personnel and facilities substantially greater than those of the Company.

REGULATION

         Exploration and Production. The exploration, production and sale of natural gas and oil are subject to various types of local, state and federal laws and regulations. Such laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Such regulations may adversely affect the rate at which the Company's wells produce gas and oil. In addition, legislation and new regulations concerning gas and oil exploration and production operations are constantly being reviewed and proposed. Most of the states in which the Company owns and operates properties have laws and regulations governing a number of the matters enumerated above. Compliance with the laws and regulations affecting the gas and oil industry generally increases the Company's cost of doing business and consequently affects its profitability.

         Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require the Company to incur costs to remedy the discharge. Natural gas, oil or other pollutants (including salt water brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities or gas and oil wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of gas and oil exploration, development and production although the Company does not currently anticipate that compliance will have a material adverse effect on capital expenditures or earnings of the Company.

         The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable; the amount of such coverage is currently $500,000 and is provided on a "claims made" basis.

         Marketing and Transportation. The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 ("NGA"). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 ("NGPA"). The Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), which was enacted on July 26, 1989, eliminated all gas price regulation effective January 1, 1993. In addition, FERC recently has proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted.

         In 1992, the Federal Energy Regulatory Commission (FERC) finalized Order 636, regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings which include gathering, transportation, storage, and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although, North Coast Energy, Inc. is not an interstate pipeline, the Company believes the changes brought about by Order 636 have increased competition in the marketplace, resulting in greater market volatility.

         Various rules, regulations and orders, as well as statutory provisions, may affect the price of natural gas production and the transportation and marketing of natural gas.

OPERATING HAZARDS AND UNINSURED RISKS

         The Company's gas and oil operations are subject to all operating hazards and risks normally incident to drilling for and producing gas and oil, such as encountering unusual formations and pressures, blow-outs, environmental pollution, and personal injury. The Company will maintain such insurance coverage as it believes to be appropriate, taking into account the size of the Company and its proposed operations. The Company currently does not maintain insurance coverage for physical loss or damage to equipment located on the wells or for selected properties (such as crude oil stored in tanks). The Company's insurance policies also have standard exclusions. Losses can occur from an uninsurable risk or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact on the Company's revenues and earnings.

EMPLOYEES

         At March 31, 1996, the Company had 59 employees, including 23 field employees, 2 petroleum engineers, 3 geologists and 3 employees engaged in land/lease acquisition. No employees are represented by a union and the Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES.

Oil and Gas Properties

         In the following tables, "gross" refers to the total acres or wells in which the Company has a working interest and "net" refers to gross acres or wells multiplied by the Company's percentage working interests therein.
Royalty interests held by the Company will not affect the Company's working interests (net wells) in its properties and will not be reflected in net wells.

         Proved Reserves.    The following table reflects the estimates of the
Company's Proved Reserves as of March 31, 1996.

                                    RESERVES

                 Oil Reserves (Bbls):
                   Proved Developed                                     151,800
                   Proved Undeveloped                                    43,400
                                                                       --------
                           Total                                        195,200

                 Gas Reserves (Mcf):
                   Proved Developed                                  16,303,000
                   Proved Undeveloped                                 3,745,000
                                                                    -----------
                           Total                                     20,048,000


         Production. The following table summarizes the net oil and gas production (on a rounded basis), average sales prices, and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                   PRODUCTION

                             Production                        Sales Price              Average Lifting
Years Ended                   Oil      Gas                                              Cost per Equiv.
March 31:                 (Bbls)     (Mcf)                  Per Bbl  Per Mcf                  Bbl (1)
- ---------                 ------     -----                  -------  -------                  -------
   1994                  16,900    1,162,000                 $15.35   $2.46                   $2.60
   1995                  14,400    1,161,000                 $15.92   $2.25                   $2.70
   1996                  14,100    1,166,000                 $17.01   $2.24                   $3.82 (2)

         (1) For calculation of average lifting cost per equivalent barrel the standard ratio of 6:1 for gas to oil was used.

         (2) Includes costs of the Company's enhancement program and rework of two wells in the Gulf Coast area of interest.

         Productive Wells. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of March 31, 1996. Wells are classified as gas or oil according to their predominant product stream.

                                PRODUCTIVE WELLS

                          Gross Wells (1)                                Net Wells
                      Oil      Gas     Total                        Oil      Gas     Total
                      ---      ---     -----                        ---      ---     -----
                      16       615       631                       7.10     291.73   298.83

  (1) Gross wells include 18 wells in which the Company owns only a royalty interest.

         Acreage. The following table sets forth the Developed and Undeveloped Acreage of the Company, on both a gross and net basis, as of March 31, 1996.

                               LEASEHOLD ACREAGE


         Total Leasehold Acreage:

              Gross Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   68,700
              Net Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,900

         Developed Acreage:

              Gross Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37,400
              Net Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,200


         Proved Undeveloped Acreage:

              Gross Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,300
              Net Acres . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,200

         Drilling Activity. The following table sets forth the results of drilling activities on the Company's properties. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby.

         All wells were drilled by March 31st of their respective years and are reflected in the Drilling Activities table. Wells in which the Company owns only a royalty interest are not reflected in the table below.


                              DRILLING ACTIVITIES

Fiscal year ended March 31,
- ---------------------------
                                                             1994             1995             1996
                                                             ----             ----             ----
         Exploratory Wells (1)
                 Productive
                          Gross                                 0                0                0
                          Net                                   0                0                0
                 Dry
                          Gross                                 1                1                0
                          Net                                .250            .250              .000

         Development Wells (2)
                 Productive (4) (5)
                          Gross                                72               71               52
                          Net                              25.372           18.900            9.800
                 Dry
                          Gross                                 0                0                0
                          Net                                   0                0                0

         Total Wells (3)
                 Productive
                          Gross                                72               71               52
                          Net                              25.372           18.900            9.800
                 Dry
                          Gross                                 1                1                0
                          Net                                .250             .250             .000

   (1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

   (2) Development Wells are those wells drilled within the confines of a known productive reservoir.

   (3)   Total Wells is the sum of the Exploratory and Development Wells

   (4) The number of productive wells for fiscal 1995 includes 6 gross wells (1.65 net wells) as productive development wells which are awaiting pipeline connection or well completion operations at March 31, 1996.

   (5) The number of productive wells for fiscal 1996 includes 21 gross wells (3.97 net wells) as productive development wells which are awaiting pipeline connection or well completion operations at March 31, 1996.

FACILITIES

         The Company's headquarters in Cleveland, Ohio, are leased from a stockholder and consist of approximately 4,650 square feet for which the Company pays rental of $4,845 per month. The lease is currently month to month. The Company owns the building from which it conducts its field operations in Youngstown, Ohio, and also leases additional office space in Youngstown, Ohio, from an unaffiliated third party. North Coast also maintains an office located in Colorado Springs, Colorado which is leased from an unaffiliated third party. The Company anticipates moving its corporate headquarters to a 12,000 square foot building it acquired on May 8, 1996 in Twinsburg, Ohio. The office facility is in a centralized location which will allow the Company to relocate certain operations and its personnel from its Cleveland and Youngstown offices. The Youngstown facility owned by the Company will be converted to use for field operations and the office space that was leased in Youngstown will not be renewed. The Company initially anticipated constructing an office facility on land the Company owned in Streetsboro, Ohio, however, the Company sold the land when the Twinsburg property was purchased.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended March 31, 1996, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Common Stock is traded on the NASDAQ Small Cap Market under the
symbol "NCEB".   The following table sets forth, for the fiscal periods
indicated,  the high and low bid and ask prices for the Common Stock.

                                  Common Stock
                     (Amounts rounded to the nearest 32nd)

                                                                High                           Low
                                                                ----                           ---
                                                            Bid                 Ask                      Bid          Ask
                                                          ------             ------                     ------       ------
FISCAL 1995

 First Quarter  . . . . . . . . . . . . . . . . . .       $1 7/8             $2 1/8                     $1 5/8       $1 7/8
 Second Quarter . . . . . . . . . . . . . . . . . .        1 3/4              2                          1 1/8        1 5/16
 Third Quarter  . . . . . . . . . . . . . . . . . .        1 9/16             1 3/4                      1 1/4        1 1/2
 Fourth Quarter . . . . . . . . . . . . . . . . . .        1 1/2              1 5/8                      1            1 1/8

FISCAL 1996

  First Quarter . . . . . . . . . . . . . . . . . .       $1 1/4             $1 7/16                    $  1/2       $  7/8
  Second Quarter  . . . . . . . . . . . . . . . . .        1 3/8              1 1/2                       9/16          7/8
  Third Quarter . . . . . . . . . . . . . . . . . .        1 3/8              1 1/2                        7/8        1 1/16
  Fourth Quarter  . . . . . . . . . . . . . . . . .        1                  1 3/8                        1/2          3/4


         As of June 12, 1996, there were 8,040,285 shares of Common Stock outstanding, which were held by approximately 1,300 holders of record.


         Holders of Series A Preferred Stock (convertible to 2.3 shares of common stock) are entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share. Such dividends are payable on June 1 and December 1 of each year. The holders of Series B Preferred Stock (convertible to 5.75 shares of common stock) are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. For the year ended March 31, 1996, the Company paid $649,864 in aggregate cash dividends, $185,199 on its Series A Preferred Stock and $464,665 Series B Preferred Stock.

         The Company has not paid any cash dividends on its Common Stock and is restricted from paying such dividends under the terms of its reducing revolving credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation and expansion of its business, other than funds required for the payment of dividends on the Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the Company for each of the five fiscal years ended March 31, 1992, 1993, 1994, 1995 and 1996.

                                                            Years Ended March 31
                                                   (In thousands, except per share amounts)

                                              1992        1993          1994         1995         1996
                                              ----        ----          ----         ----         ----
Revenues                                   $10,426      $10,007      $12,834       $15,275     $10,860
Net Income (Loss)                              171          241          652           295      (1,254)
Net Income (Loss) per Share(1)                (.03)         .00          .00          (.05)       (.24)
Total Assets                                10,105       12,732       15,796        21,136      20,243
Long-term Debt (less current portion)        2,932        1,696        3,626         6,197       8,955

(1)  Net Income (loss) per share has been restated to reflect stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is engaged in the exploration, development and production of natural gas and oil, primarily in conjunction with the Drilling Programs it sponsors and manages. The Company derives a substantial portion of its revenues from turnkey drilling, well operations, gas gathering, transportation and gas marketing services performed under contract with the Drilling Programs.

           During the last three fiscal years the Drilling Programs received $23,232,000 from the sale of partnership interests to non-industry investors. This funding, together with the Company's contributions to the Drilling Programs, has resulted in the addition of 226 Drilling Program wells from fiscal year 1992 through fiscal year 1996.

         Several factors may affect the amount of the Company's revenues with respect to the activities of the Drilling Programs. The amount of funds raised by each Drilling Program determines the number of wells for which the Company receives drilling revenues. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations to the Company and the economic considerations of the investors in the Drilling Programs. The turnkey drilling contract price between the Drilling Programs and the Company may vary among Drilling Programs depending on competition and other cost factors and the returns sought by investors in the Drilling Programs. The Company's capital availability, as well as revenue and profit considerations, may result in the Company changing its interest percentage in future Drilling Programs.

         The Company's continued growth depends on a number of factors, including its continued ability to raise Drilling Program funds from non-industry investors to increase the number of wells from which the Company will receive production, contract drilling and service-related revenues and the Company's ability to maintain adequate liquidity to provide its contributions to new Drilling Programs and to acquire additional proved undeveloped or proved producing properties. The Company's growth is also dependent on several external factors, including the price at which gas, and to a lesser extent oil, can be found and sold.

         The drilling activity and acquisition of oil and gas properties resulted in an increase in the Company's proved developed natural gas reserves to 16,303,000 Mcf for fiscal 1996 from 15,788,000 Mcf for fiscal 1995 while proved developed oil reserves decreased to 151,800 barrels from 178,600 barrels, respectively. The increase in future net revenues (undiscounted) from $27,997,000 for fiscal 1995 to $33,772,000 for fiscal 1996 for the net proved developed reserves was due to increased natural gas prices received at March 31, 1996 as compared to the natural gas price received at March 31, 1995. The Company produced 1,166,000 Mcf of gas from proved developed reserves while adding 2,076,000 Mcf through the drilling of new wells. During fiscal 1996, the Company adopted a methodology of only recognizing as proved undeveloped reserves the potential oil and gas which can reasonably be expected to be recovered from drillable locations which the Company owned (or had rights to) at fiscal year end which are offsetting locations to wells that have indicated commercial production in the objective formation and which the Company fully expects to drill in the very near future. This methodology, coupled with the determination that certain proved undeveloped leasehold acreage no longer fit the Company's long-term development plans at the current price or development cost, and was either released or re-categorized to possible or probable reserves, resulted in a downward
revision of proved reserves by 3,299,000 Mcf.   Although the Mcfs were revised
downward, the reduction in development costs for undeveloped acreage more than offset the reduction in reserve value. Proved oil reserves decrease from 419,700 barrels at March 31, 1995 to 195,200 barrels at March 31, 1996 as extensions and discoveries (including purchases) of 12,600 barrels were offset by production of 14,100 barrels, sales of 17,100 barrels as contributions of undeveloped acreage to Drilling Programs and downward revisions of proved undeveloped leasehold acreage amounting to 205,900 barrels. The decrease in proved oil reserves was primarily due to the determination that certain proved undeveloped leasehold acreage no longer fit the Company's development plans at the current price or development cost and was either re-categorized or released. Changes in the Standardized Measure of future net cash flows are set forth in Note 11 of the Company's financial statements. The above mentioned additions and sales of natural gas coupled with the development costs associated with undeveloped acreage create timing differences which are reflected in the Other Category of the Standardized Measure. Of the Company's total proved reserves, approximately 81% are proved developed and approximately 19% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management of the Company believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

         The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 1994, 1995 and 1996. All items in the table are calculated as a percentage of total revenues.

Revenues:                                                                   1994        1995        1996
                                                                            ----        ----        ----
     Oil and gas production                                                  24%         19%         26%
     Drilling revenues                                                       57          57          50
     Well operating, transportation and other                                13          18          15
     Administrative, management and agency fees                               5           5           8
     Other                                                                    1           1           1
                                                                            ---         ---         ---

          Total Revenues                                                    100%        100%        100%
                                                                            ---         ---         ---

Expenses:
     Oil and gas production expenses                                          4%          4%          7%
     Drilling costs                                                          46          47          38
     Oil and gas operations                                                   6          13           8
     General and administrative expenses                                     24          19          26
     Depreciation, depletion, amortization, impairment and other             12          11          30
     Abandonment of oil and gas properties                                    1           1           1
     Provision (credit) for income taxes                                      1           0          (6)
     Other                                                                    1           3           7
                                                                            ---         ---         ---
     Total Expenses                                                          95%         98%        111%
                                                                            ---         ---         ---

      Net Income (Loss)                                                       5%          2%        (11)%
                                                                            ===         ===         ===

         The following discussion and analysis reviews the results of operations and financial condition for the Company for the years ended March 31, 1994, 1995 and 1996. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

REVENUES

         Oil and gas production revenues remained relatively constant between fiscal 1996 and fiscal 1995. Production revenues were effected by relatively low gas prices during the Company's first three quarters, although, gas prices increased substantially during the Company's fourth quarter due to the generally colder weather conditions, resulting in increased demand. Production also has been adversely affected by the continued rework on the Company's Gulf Coast properties, but increased oil production and gas production from the Company's acquisition and drilling of Appalachian wells offset the Gulf Coast production decline. For fiscal 1996, the Company received an average price of $17.01 per barrel of oil and $2.24 per Mcf of natural gas compared to an average price of $15.92 per barrel of oil and $2.25 per Mcf of natural gas received during fiscal 1995.

         Drilling revenues decreased by $3,311,242 (38%) for fiscal 1996 compared to fiscal 1995 primarily due to the decrease in the amount of funds raised from Drilling Programs as well as the timing of the formation of the 1995-1 Drilling Program, the commencement and completion of drilling activities and the number of wells recognized in revenue and the type of wells drilled. Drilling revenues were recognized on 45 wells for fiscal 1996 compared to 74 wells for fiscal 1995. At March 31, 1996, the Company had 14 additional wells as yet not recognized in revenues as compared to 7 wells at March 31, 1995.
The Company's shallow wells range in depth from 1400 feet to 2300 feet, for which the Company generally charges a lower turnkey drilling contract price compared to deeper gas wells ranging from 3700 feet to 6400 feet. During fiscal 1996 the Company formed two Drilling Programs and raised investor funds of $6,460,000 as compared to three Drilling programs with investor funds of $8,406,000 during fiscal 1995. The first drilling program of fiscal 1996 was formed forty-five days later than the first Drilling Program of fiscal 1995, thereby delaying the number of wells completed and the recognition of revenue for the fiscal year.

         Well operating, transportation and other revenues for fiscal 1996 decreased $1,204,079 (43%) compared to fiscal 1995 primarily due to a $1,175,898 decline in unaffiliated third party gas sales. The Company reduced the number of low margin third party gas transactions in favor of focusing its gas marketing department on its proprietary gas sales during the period of low natural gas prices. Although the Company actively pursues these sales, the amount of third party gas sales may vary materially from year to year.

         Revenue from administrative, management and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $98,041 (12%) for fiscal 1996, as compared to fiscal 1995, due to the formation of the Drilling Programs in fiscal 1996 coupled with the ongoing administrative fees accrued from the fiscal 1995 Drilling Programs.

EXPENSES

         Oil and gas production expenses increased $235,775 (42%) for fiscal 1996 compared to fiscal 1995. This increase was primarily due to costs associated with reworking two wells in the Gulf Coast area and costs associated with the production enhancement program on the 163 wells the Company acquired in December 1994. The Company was successful in reworking one Gulf Coast area well while the results of the second well will not be known until the first or second quarter of fiscal 1997.

         Drilling costs for fiscal 1996 compared to fiscal 1995 decreased $3,017,661 (42%) due to the decrease in the number of wells completed between comparable periods. However, the profit margin on drilling revenues increased from 18% for fiscal 1995 to 24% for fiscal 1996. The increase in the drilling profit margin is due to lower drilling costs associated with the average depth of the Company's Upper Devonian and Clinton/Medina wells and improved cost controls for wells currently recognized in revenue compared to the prior period. The Company's Upper Devonian and Clinton/Medina wells averaged 4,200 feet in depth for fiscal 1996 compared to an average of 5,400 feet in depth for fiscal 1995. The Company also reduced its interest in the fiscal 1996 Drilling programs to 20%, as compared to 25% in the fiscal 1995 Drilling Programs, and increased the turnkey drilling price the Company receives thereby effecting the Company's profit margin.

         Oil and gas operations expense decreased $1,061,522 (55%) in fiscal 1996 compared to fiscal 1995. This decrease was primarily due to the decrease in unaffiliated third party gas purchases related to third party gas sales as discussed above.

         Depreciation, depletion, amortization, impairment and other increased $1,587,721 (93%) in fiscal 1996 compared to fiscal 1995. This increase was primarily due to the Company's implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company routinely reviews its long-lived assets for impairment, although SFAS No. 121 required a different grouping of assets which caused an impairment for the period. At March 31, 1996 the Company's impairment of oil and gas properties and leases due to the accounting change was $1,561,776. The Statement of Financial Accounting Standards (SFAS) No. 121 requires the cumulative effect of the accounting change to be reported in net income in the year of adoption.

         Abandonment of oil and gas properties decreased $86,871 (59%) in fiscal 1996 compared to fiscal 1995. During fiscal 1996, the Company abandoned a deep zone in two wells associated with its drilling on acreage acquired in the purchase of 163 wells in western Pennsylvania. The Company, in conjunction with its Drilling Programs, at March 31, 1996 has completed one of the wells in a shallower formation and anticipates the completion of the second well in the first fiscal quarter of 1997.

         Interest expense increased to $772,731 in fiscal 1996 from $529,161 in fiscal 1995. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility, the placement of a private debt financing with NAGIT (USA), a principal shareholder of the Company, and an increase in the prime interest rate. At March 31, 1996, $7,560,000 was outstanding under the Company's Credit Facility, as compared to $6,050,003 at March 31, 1995.

         Net operating loss of $1,215,474 for fiscal 1996 compares to net operating income of $785,671 for fiscal 1995. The increase in the operating loss was due primarily to the increase in depreciation, depletion, amortization, impairment and other which resulted from the accounting change promulgated by the Financial Accounting Standard Board causing an impairment of oil and gas properties and leases of $1,561,776. Without the affect of the impairment of oil and gas properties the Company's fiscal 1996 net operating loss would have been a net operating income of $346,302. Net income of $294,708 for fiscal 1995 decreased during fiscal 1996 to a net loss of $1,254,418 due primarily to the impairment of the Company's oil and gas properties and leases coupled with the lower net drilling income recognized and high interest expense.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

REVENUES

         Oil and gas production revenues decreased $270,062 (9%) to $2,845,573 for fiscal 1995 as compared to $3,115,635 for the prior corresponding period. Natural gas production was relatively constant between years with a slight decrease in oil production. The decrease in revenue is primarily attributable to an average decrease in gas prices of 9% and a decline in oil production from the Company's Louisiana properties resulting from reworking of wells throughout fiscal 1995. For fiscal 1995 the Company received an average price of $15.92 per barrel of oil and $2.25 per Mcf of natural gas compared to an average price of $15.35 per barrel of oil and $2.46 per Mcf of natural gas received during fiscal 1994.

         Drilling revenues increased by $1,394,541 (19%) as a result of the increased drilling activity. The Company utilizes the completed contract method to recognize revenue on drilling contracts. Under this method, drilling revenues are recognized on wells when they are deemed to be substantially complete. For fiscal 1995 the Company recognized revenue on 74 wells as compared to 61 wells in fiscal 1994. This increase in the number of wells completed along with an increase in the Company's turnkey price resulted in increased drilling revenues.

         Well operating, transportation and other revenues for fiscal 1995 increased $1,153,201 (69%) as compared to fiscal 1994. The increase was primarily due to increased gas sales made to third parties of $1,310,998 in fiscal 1995 as compared to sales of $262,511 in fiscal 1994.

         Revenue from administrative, management and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $163,382 (25%) for fiscal 1995, as compared to fiscal 1994, due to the additional Drilling Programs.

EXPENSES

         Drilling costs in fiscal 1995 as compared to fiscal 1994 increased $1,286,375 (22%) primarily due to the increased number of wells completed in the recent period. The profit margin on drilling revenue decreased to 18% for fiscal 1995 from 20% for fiscal 1994.

         General and administrative expenses decreased $70,966 (2%) for fiscal 1995 as compared to fiscal 1994. A larger decrease was offset somewhat by Management's decision to withdraw its Registration Statement on Form S-2 resulting in additional expense of approximately $117,000 in associated costs in fiscal 1995. The Company retained certain capitalized costs incurred with the Registration Statement at March 31, 1995.

         Depreciation, depletion, amortization, impairment and other increased $181,256 (12%) for fiscal 1995 as compared to fiscal 1994. This increase was due to increased depreciation resulting from the Company's capital investment for gas gathering lines for new wells, depreciation of Company vehicles and amortization of costs associated with the Credit Facility. The Company continues to capitalize certain costs associated with its Drilling Programs resulting in an increased depreciable basis of its investment. Consequently, depreciation, depletion, amortization, impairment and other has increased in conjunction with increased Drilling Program activity in fiscal 1995.

         Abandonment of oil and gas properties increased $74,125 (101%), due primarily to a larger amount of the Company's Jurmonville acreage abandoned during fiscal 1995 as compared to fiscal 1994.

         Interest expense increased from $184,687 for fiscal 1994 to $529,161 for fiscal 1995. This increase is primarily associated with higher borrowings under the Credit Facility in order to fund a portion of the Company's additional investments in fiscal year 1995 Drilling Programs. At March 31, 1996, $6,050,003 was outstanding under the Company's Credit Facility, as compared to $3,465,774 at March 31, 1995.

         Net income for fiscal 1995 of $294,708 compares to $652,132 for fiscal 1994. The decrease in net income for fiscal 1995 resulted primarily from a decrease in oil and gas production revenues attributable to the decrease in the average price received for its gas. In addition, net income was decreased by the increase in interest expense due to the Company's additional borrowings in fiscal 1995 as compared to the prior year.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $17.01 and $15.92 per barrel for fiscal 1996 and 1995, respectively, and $2.24 and $2.25 per Mcf for natural gas for fiscal 1996 and 1995, respectively. The general market for natural gas in the Appalachian Basin has remained weak for a longer period than the Company previously anticipated, however, gas prices have increased approximately 30% in the Company's last quarter of fiscal 1996 due to the colder Appalachian area weather. The reasons for the continued weak natural gas prices and recent increases in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1995/1996 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

                 Currently, the Company sells natural gas under both fixed price contracts and on the spot market. The spot market price the Company receives for gas production is related to several variables, including the weather and the effects of gas storage. The Company anticipates that spot market prices will continue to fluctuate in response to various factors, primarily weather and market conditions.

         In an effort to position itself to take advantage of future increases in demand for natural gas, the Company continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was negative $ 360,000 at March 31, 1996 compared to negative $482,000 at March 31, 1995. The increase of $ 122,000 in working capital from March 31, 1995 reflects the Company's use of cash to purchase property and equipment to meet its obligations to fund its investments in the Drilling Programs. Also, the Company's current accounts receivable related to Federal Income Taxes increased during the year ended March 31, 1996. An amendment to the Credit Facility increased the Company's borrowing base to $9,360,000 (after adjustment for outstanding letters of credit) at March 31, 1996. As of March 31, 1996, the Company had $7,560,000 outstanding under its Credit Facility. North Coast's current ratio was .90 to 1.0 at March 31, 1996 and .90 to 1.0 at March 31, 1995.

         The following table summarizes the Company's financial position at March 31, 1995 and 1996:

(Amounts in Thousands)                                     1995                        1996
                                                           ----                        ----
                                                  Amount          %           Amount          %
                                                  ------         ---          ------         ---
Working capital                                 $   (482)         (3%)        $  (360)        (2%)
Property and equipment                             16,387        100           16,737        100
Other                                                 445          3              253          2
                                                  -------        ---          -------        ---
     Total                                        $16,350        100%         $16,630        100%
                                                  =======        ===          =======        ===


Long-term debt                                   $  6,197         38%         $ 8,954         54%
Deferred income taxes                                 930          6              357          2
Stockholders' equity                                9,223         56            7,319         44
                                                   ------        ---          -------        ---
     Total                                        $16,350        100%         $16,630        100%
                                                  =======        ===          =======        ===

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the years ended March 31, 1994, 1995 and 1996:

(Amounts in Thousands)                                          1994               1995               1996
                                                                ----               ----               ----
                                                           Dollars     %      Dollars     %      Dollars     %
                                                           -------    ---     -------    ---     -------    ---
Net cash provided by operating activities                   3,318       73     2,428      40      1,049      27
Net cash used for investing activities                     (4,543)    (100)   (5,065)    (83)    (3,377)    (87)
Net cash provided by financing activities                     516       11     3,708      60      1,513      39
                                                           ------     ----    ------     ---     ------     ---
Increase (decrease) in cash and cash equivalents             (709)     (16)    1,071      17       (815)    (21)

(1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow provided by operating activities decreased approximately $ 1,379,000 for fiscal 1996 as compared to fiscal 1995. This decrease is due to the reduced amount of funds raised in Drilling Programs, resulting in reduced drilling activity and lower profits.

         Net cash used for investing activities decreased from $5,065,000 (83% of cash sources) for fiscal 1995 to $3,377,000 (87% of cash sources) for fiscal 1996. The decrease of $1,688,000 was due to the Company's purchase of certain oil and gas interests in fiscal 1995 in western Pennsylvania compared to small
individual purchases of working interests  in fiscal 1996.   In addition, the
Company's investment in tangible equipment and gas gathering lines for Drilling Programs were reduced in fiscal 1996, compared to fiscal 1995, due to the reduced number of wells drilled, the timing and amount of funds raised in Drilling Programs and the reduced investment in tangibles resulting from drilling shallower wells.

         Net cash provided by financing activities decreased by $2,195,000 from fiscal 1995 to fiscal 1996. This decrease reflects the sale of stock in fiscal 1995 without a corresponding sale of stock in fiscal 1996 coupled with a decrease in overall borrowings between the comparable periods.

         On September 20, 1993 the Company entered into an agreement with an affiliate of its lender to provide a reducing revolving line of credit of up to $10,000,000 (the "Credit Facility"). The Credit Facility (as amended for borrowing base adjustments) provided the Company with available (future) borrowings of $9,360,000 (after adjustment for outstanding letters of credit) at March 31, 1996 based upon the Company's financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reducing $110,000 at the first of each month. Available borrowings also are subject to reduction based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 as of March 31, 1996). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants (see Note 4 to the Company's March 31, 1996 financial statements). As of March 31, 1996, the Company had $7,560,000 outstanding under the Credit Facility. At March 31, 1996 the Company was in violation of its stockholders' equity loan covenant, although this violation has been waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1-1/2%. Also, at March 31, 1996, the Company had approximately $67,000 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. Also, subsequent to year end the Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at March 31, 1996). This agreement grants NAGIT an overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

         Also, effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity securities or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of March 31, 1996, the balance of the loan and accrued interest was $1,064,000. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

                 The oil and gas industry is intensely capital driven and demands on the Company's capital resources may increase further during fiscal 1997. The potential increases may result from additional drilling and completion obligations of the Company relating to its sponsorship of Drilling Programs, further development of the Company drilling prospects, the possibility of future joint ventures or other arrangements intended to assist in increasing the Company's reserve base and production revenues and the dividend obligations associated with the Company's Preferred stock.

         Management of the Company believes that internally generated funds and available borrowings under its Credit Facility will be sufficient to fund the Company's anticipated capital expenditures as well as its working capital needs through the end of the current fiscal year. During fiscal year 1996, the Company adhered to its plan of increasing drilling margins by adjusting both its percentage of ownership of the wells drilled by the Drilling Programs and the depths of these wells. The improvement in drilling margins was a result of reduced drilling and completion costs and increasing per well drilling revenues. Although Management has taken the steps outlined above, due to the amount of funds committed to current Drilling Programs and future projects, the uncertainties associated with the amount of funds which may be raised from investors in future Drilling Programs, and uncertainties associated with turnkey drilling costs and future production revenues, it may be necessary for the Company to secure additional sources of capital or financing for its future projects and to fund its obligations. In the event that available borrowings under the Credit Facility are not sufficient or if additional financing is needed and cannot be obtained, the Company believes that it would be required to change its growth oriented business strategy to conserve cash. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of capital raised in future Drilling Programs, the introduction of certain cost cutting measures and the possible sale of certain assets. Management of the Company believes that measures of this type would have a material adverse effect on the Company.

ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which permits either recording the estimation value of Stock-Based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to Consolidated Financial Statements. SFAS No. 123 is required to be adopted for Financial Statements with fiscal years beginning after December 15, 1995. The Company is currently reviewing the Accounting Standard and has not yet determined the effect, if any, on its Financial Statements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K.

                            NORTH COAST ENERGY, INC.

                                AND SUBSIDIARIES




                       CONSOLIDATED FINANCIAL STATEMENTS

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS



                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                       F-3

                           FINANCIAL STATEMENTS:
                           Consolidated balance sheets                                                    F-4 - F-5
                           Consolidated statements of operations                                          F-6
                           Consolidated statements of stockholders' equity                                F-7 - F-8
                           Consolidated statements of cash flows                                          F-9 - F-10
                           Notes to consolidated financial statements                                     F-11 - F-24




   All other financial statement schedules have been appropriately omitted if the information is not required or is furnished in the financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of North Coast Energy, Inc.:

We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Energy, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 12 to the consolidated financial statements, in fiscal 1996, the Company changed its method of assessing the impairment of the capitalized costs of oil and gas properties and other long-lived assets.



                                                Arthur Andersen LLP


Cleveland, Ohio,
  May 31, 1996.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1995 AND 1996


                                     ASSETS

                                                                            1995            1996
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and equivalents                                              $  2,366,660    $  1,551,748
  Accounts receivable-
    Trade, net                                                         1,592,321       1,339,601
    Affiliates                                                            59,243          97,993
  Inventories                                                            218,628          85,235
  Deferred income taxes                                                   59,000          41,000
  Refundable income taxes                                                  -             115,000
  Other, net                                                               7,682          22,097
                                                                    ------------    ------------
    Total current assets                                               4,303,534       3,252,674
                                                                    ------------    ------------




PROPERTY AND EQUIPMENT, at cost:
  Land                                                                   122,699         122,699
  Oil and gas properties (successful efforts)                         21,051,552      23,769,853
  Pipelines                                                            3,187,714       3,696,277
  Vehicles                                                               384,241         427,920
  Furniture and fixtures                                                 362,288         453,718
  Building and improvements                                              145,539         145,539
                                                                    ------------    ------------
                                                                      25,254,033      28,616,006

Less- Accumulated depreciation, depletion, amortization and
  impairment                                                          (8,867,435)    (11,879,077)
                                                                    ------------    ------------
                                                                      16,386,598      16,736,929




OTHER ASSETS, net                                                        445,534         253,206
                                                                    ------------    ------------


                                                                     $21,135,666     $20,242,809
                                                                    ============    ============




   The accompanying notes are an integral part of these consolidated balance sheets.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1995 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           1995            1996
                                                                 --------------   -------------
CURRENT LIABILITIES:
  Current portion of long-term debt                               $     432,100   $     213,060
  Accounts payable                                                    3,644,368       2,481,558
  Accrued expenses                                                      423,981         280,565
  Billings in excess of costs on uncompleted contracts                  284,880         637,347
                                                                  -------------   -------------
     Total current liabilities                                        4,785,329       3,612,530
                                                                  -------------   -------------
LONG-TERM DEBT, net of current portion                                6,197,450       8,954,574

DEFERRED INCOME TAXES, net                                              930,000         357,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A, 6% Noncumulative Convertible Preferred stock, par value
    $.01 per share; 563,270 shares authorized; 309,460 and 305,200 issued and outstanding (aggregate liquidation value of $3,094,600
    and $3,050,200, respectively)                                         3,095           3,052

  Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 464,665 issued and
    outstanding (aggregate liquidation value $4,646,650)                  4,647           4,647

  Undesignated Serial Preferred stock, par value $.01 per share;
    811,730 shares authorized; none issued and outstanding                   -               -

  Common stock, par value $.01 per share; 40,000,000 shares
    authorized; 8,030,352 and 8,040,148 issued and outstanding           80,304          80,402

  Additional paid-in capital                                         12,083,024      12,082,969
  Retained deficit                                                   (2,948,183)     (4,852,465)
                                                                  -------------   -------------
     Total stockholders' equity                                       9,222,887       7,318,605
                                                                  -------------   -------------
                                                                    $21,135,666     $20,242,809
                                                                  =============   =============




   The accompanying notes are an integral part of these consolidated balance sheets.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996



                                                                    1994            1995            1996
                                                            ------------    ------------    ------------
REVENUE:
  Oil and gas production                                    $  3,115,635    $  2,845,573    $  2,848,610
  Drilling revenues                                            7,407,065       8,801,606       5,490,364
  Well operating, transportation and other                     1,661,347       2,814,548       1,610,469
  Administrative, management and agency fees                     649,630         813,012         911,053
                                                            ------------    ------------    ------------
                                                              12,833,677      15,274,739      10,860,496
                                                            ------------    ------------    ------------
COSTS AND EXPENSES:
  Oil and gas production expenses                                547,926         560,755         796,530
  Drilling costs                                               5,892,074       7,178,449       4,160,788
  Oil and gas operations                                         828,804       1,942,547         881,025
  General and administrative expenses                          3,020,268       2,949,302       2,878,762
  Depreciation, depletion, amortization,
    impairment and other                                       1,529,382       1,710,638       3,298,359
  Abandonment of oil and gas properties                           73,252         147,377          60,506
                                                            ------------    ------------    ------------
                                                              11,891,706      14,489,068      12,075,970
                                                            ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                    941,971         785,671      (1,215,474)
                                                            ------------    ------------    ------------
OTHER INCOME:
  Interest                                                        35,678          90,720          63,063
  Other                                                            9,545           -              14,429
  Gain on sale of property and equipment                          20,125           -              18,295
                                                            ------------    ------------    ------------
                                                                  65,348          90,720          95,787
                                                            ------------    ------------    ------------
OTHER EXPENSE:
  Interest                                                       184,687         529,161         772,731
  Loss on sale of property and equipment                           -               3,522           -
                                                            ------------    ------------    ------------
                                                                 184,687         532,683         772,731
                                                            ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                                822,632         343,708      (1,892,418)

PROVISION (CREDIT) FOR INCOME TAXES:
  Current                                                        274,000          82,000         (83,100)
  Deferred                                                      (103,500)        (33,000)       (554,900)
                                                            ------------    ------------    ------------
                                                                 170,500          49,000        (638,000)
                                                            ------------    ------------    ------------
NET INCOME (LOSS)                                          $     652,132   $     294,708    $ (1,254,418)
                                                            ============   =============    ============

NET LOSS APPLICABLE TO COMMON STOCK (after Preferred
  stock dividends of $680,165, $654,111 and $649,864
  in 1994, 1995 and 1996, respectively)                    $      (28,033)   $   (359,403)   $ (1,904,282)
                                                            ============   =============    ============

NET LOSS PER SHARE (primary and fully diluted)
                                                                    $0.00          $(0.05)         $(0.24)
                                                            ============   =============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996



                                                            Series A                 Series B
                                                         Preferred Stock         Preferred Stock
                                                    ---------------------   ---------------------
                                                       Shares      Amount      Shares      Amount
                                                    ----------    -------   ---------    --------
BALANCE, MARCH 31, 1993                               343,380     $3,434      479,200      $4,792

  Net income                                              -          -            -           -
  Issuance of Common stock                                -          -            -           -
  Shares converted                                    (25,715)      (257)      (3,800)        (38)
  Stock distribution                                      -          -            -           -
  Dividends on Series A Preferred stock ($.60 per
    share)                                                -          -            -           -
  Dividends on Series B Preferred stock ($1.00 per
    share)                                                -          -            -           -
                                                     --------     ------     --------      ------
BALANCE, MARCH 31, 1994                               317,665      3,177      475,400       4,754

  Net income                                              -          -            -           -
  Exercise of stock options                               -          -            -           -
  Issuance of Common stock                                -          -            -           -
  Shares converted                                     (8,205)       (82)     (10,735)       (107)
  Dividends on Series A Preferred stock ($.60 per
    share)                                                -          -            -           -
  Dividends on Series B Preferred stock ($1.00 per
    share)                                                -          -            -           -
                                                     --------     ------     --------      ------
BALANCE, MARCH 31, 1995                               309,460      3,095      464,665       4,647

  Net loss                                              -          -            -           -
  Shares converted                                     (4,260)       (43)       -           -
  Dividends on Series A Preferred stock ($0.60 per
    share)                                                -          -            -           -
  Dividends on Series B Preferred stock ($1.00 per
    share)                                                -          -            -           -
                                                     --------     ------     --------      ------
BALANCE, MARCH 31, 1996                               305,200     $3,052      464,665      $4,647
                                                     ========     ======     ========      ======



  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996




       Common Stock                Additional                             Total
- ------------------------             Paid-In            Retained       Stockholders'
  Shares         Amount              Capital             Deficit          Equity
- ---------     ----------           -----------        ------------      ------------
5,330,375        $53,304           $ 8,537,919        $(1,012,088)      $7,587,361

   -               -                     -                652,132          652,132
  100,000          1,000               127,962              -              128,962
   70,430            704                  (409)             -                -
  825,951          8,260             1,540,399         (1,548,659)           -

   -               -                     -               (203,365)        (203,365)

   -               -                     -               (476,800)        (476,800)
- ---------        -------           -----------        -----------       ----------
6,326,756         63,268            10,205,871         (2,588,780)       7,688,290

   -               -                     -                294,708          294,708
   23,000            230                22,270              -               22,500
1,600,000         16,000             1,855,500              -            1,871,500
   80,596            806                  (617)             -                -

   -               -                     -               (188,571)        (188,571)

   -               -                     -               (465,540)        (465,540)
- ---------        -------           -----------        -----------       ----------
8,030,352         80,304            12,083,024         (2,948,183)       9,222,887

   -               -                     -             (1,254,418)      (1,254,418)
    9,796             98                   (55)             -                -

   -               -                     -               (185,199)        (185,199)

   -               -                     -               (464,665)        (464,665)
- ---------        -------           -----------        -----------       ----------
8,040,148        $80,402           $12,082,969        $(4,852,465)      $7,318,605
=========        =======           ===========        ===========       ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996



                                                                     1994            1995           1996
                                                                -----------    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   652,132    $    294,708     $(1,254,418)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities-
Depreciation, depletion, amortization, impairment and other       1,529,382       1,710,638       3,298,359
Abandonment of oil and gas properties                                73,252         147,377          60,506
Loss (gain) on sale of property and equipment                       (20,125)          3,522         (18,295)
Deferred income taxes                                              (103,500)        (33,000)       (554,900)
Change in-
Accounts receivable                                                (268,469)       (404,481)        213,970
Inventories and other current assets                                 25,529        (187,258)        118,979
Refundable income taxes                                               -               -            (115,000)
Other assets, net                                                   (18,924)        (48,156)         88,129
Accounts payable                                                    843,324       1,340,497        (997,350)
Accrued expenses                                                    129,290           9,886        (143,417)
Billings in excess of costs on uncompleted contracts                475,628        (405,892)        352,467
                                                                -----------    ------------     -----------
Total adjustments                                                 2,665,387       2,133,133       2,303,448
                                                                -----------    ------------     -----------
Net cash provided by operating activities                         3,317,519       2,427,841       1,049,030
                                                                -----------    ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (4,557,595)     (5,075,715)     (3,389,274)
Proceeds on sale of property and equipment                           15,000          10,620          12,253
                                                                -----------    ------------     -----------
Net cash used for investing activities                           (4,542,595)     (5,065,095)     (3,377,021)
                                                                -----------    ------------     -----------




  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996



                                                                     1994            1995            1996
                                                                  -----------    ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of accounts payable used to finance property and
equipment additions                                               $   (74,878)   $   (335,552)    $  (236,422)
Borrowings under revolving credit facility                          5,515,774       3,020,000       3,800,000
Borrowings under note payable to stockholder                                -         335,000       1,064,000
Repayment of borrowings under revolving credit facility            (2,750,000)       (435,771)     (2,290,003)
Payments on long-term debt                                         (1,499,339)        (89,321)       (127,278)
Cash paid for deferred financing                                     (124,178)        (25,973)        (47,354)
Exercise of stock options                                               -              22,500           -
Proceeds from issuance of Common stock                                128,962       1,871,500           -
Distributions and dividends                                          (680,165)       (654,111)       (649,864)
                                                                  -----------    ------------     -----------
Net cash provided by financing activities                             516,176       3,708,272       1,513,079
                                                                  -----------    ------------     -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (708,900)      1,071,018        (814,912)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                           2,004,542       1,295,642       2,366,660
                                                                  -----------    ------------     -----------

CASH AND EQUIVALENTS AT END OF YEAR                               $ 1,295,642    $  2,366,660     $ 1,551,748
                                                                  ===========    ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest                                                          $   184,000    $    521,000     $   716,000
Income taxes                                                          120,000         155,000          30,000

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND FINANCING
ACTIVITIES:
Long-term debt incurred for the purchase of property and
equipment                                                         $    84,000    $    111,000     $    91,000
Accounts payable incurred for the purchase of property and
equipment                                                             336,000         236,000          71,000
Accounts payable from interest on long-term debt                        -               -              64,000

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1994, 1995 AND 1996



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. Organization

North Coast Energy, Inc. (North Coast), a Delaware corporation, was formed in August 1988 to engage in the exploration, development and production of oil and gas, the acquisition of producing oil and gas properties, and the organization and management of oil and gas partnerships.

B. Principles of Consolidation

The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (collectively, the Company), North Coast Operating Company (NCOC), and NCE Securities, Inc. (NCE Securities). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership of revenues in these drilling partnerships is as follows:

                                  Capital Drilling Fund 1986-1 Limited Partnership                       13.2%

                                  North Coast Energy/Capital 1987-1 Appalachian
                                  Drilling Program Limited Partnership                                   33.7%

                                  North Coast Energy/Capital 1987-2 Appalachian
                                  Drilling Program Limited Partnership                                   27.0%

                                  North Coast Energy/Capital 1988-1 Appalachian Drilling Program
                                  Limited Partnership                                                    25.5%

                                  North Coast Energy/Capital 1988-2 Appalachian Drilling Program
                                  Limited Partnership                                                    34.8%

                                  North Coast Energy/Capital 1989 Appalachian Drilling Program
                                  Limited Partnership                                                    30.0%

                                  North Coast Energy 1990-1 Appalachian Drilling Program Limited
                                  Partnership                                                            25.0%

                                  North Coast Energy 1990-2 Appalachian Drilling Program Limited
                                  Partnership                                                            25.7%

                                  North Coast Energy 1990-3 Appalachian Drilling Program Limited
                                  Partnership                                                            25.0%

                                  North Coast Energy 1991-1 Appalachian Drilling Program Limited
                                  Partnership                                                            26.5%

                                  North Coast Energy 1991-2 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1991-3 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1992-1 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1992-2 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1992-3 Appalachian Drilling Program Limited
                                  Partnership                                                             39.5%

                                  North Coast Energy 1993-1 Appalachian Drilling Program Limited
                                  Partnership                                                             30.3%

                                  North Coast Energy 1993-2 Appalachian Drilling Program Limited
                                  Partnership                                                             31.0%

                                  North Coast Energy 1993-3 Appalachian Drilling Program Limited
                                  Partnership                                                             30.0%

                                  North Coast Energy 1994-1 Appalachian Drilling Program Limited
                                  Partnership                                                             30.0%

                                  North Coast Energy 1994-2 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1994-3 Appalachian Drilling Program Limited
                                  Partnership                                                             25.0%

                                  North Coast Energy 1995-1 Appalachian Drilling Program Limited
                                  Partnership                                                             20.0%

                                  North Coast Energy 1995-2 Appalachian Drilling Program Limited
                                  Partnership                                                             20.0%

All significant intercompany accounts and transactions have been eliminated.

C. Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and equivalents balances.

D. Property and Equipment

Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, pipelines using the straight-line method over 10 to 14 years, vehicles, furniture and fixtures using accelerated methods over 3 to 7 years, building and improvements using accelerated methods over 31 years).

E. Oil and Gas Investments and Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.

Costs to drill exploratory wells that do not find proved reserves, costs of development wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or expired.

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to such amounts. Impairment is recorded on a drilling program or property specific basis, as applicable.

On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

F. Revenue Recognition

The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs on uncompleted contracts are classified as current liabilities.

Oil and gas production revenue is recognized as income as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

G. Per Share Amounts

The computation of primary and fully diluted earnings per share for 1994, 1995 and 1996 does not assume the conversion of the Series A and B Preferred stock or the effect of warrants and stock options outstanding due to a calculated loss (after dividends) being incurred in each period and the effect, therefore, being anti-dilutive.

The average number of outstanding shares used in computing both primary and fully diluted loss per share was 6,195,091, 7,210,268 and 8,033,642 for the years ended March 31, 1994, 1995 and 1996, respectively.

H. Risk Factors

The Company operates in an environment with many financial risks, including, but not limited to, its limited history of profitable operations, the ability to acquire additional economically recoverable oil and gas reserves, the continued ability to market drilling programs, the inherent risks of the search for development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base, diversify its operations and continue its marketing efforts for and investments in drilling programs is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds.

I. Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J. Financial Instruments

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and debt obligations. The book value of cash and equivalents, accounts receivable and payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility and other debt obligations approximates their fair value as they bear interest at adjustable interest rates which change periodically to reflect market conditions. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk.

2. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:

Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                         1995        1996
                                                       --------   ----------
        Billings on uncompleted contracts              $687,850   $1,518,486

        Costs incurred on uncompleted contracts         402,970      881,139
                                                       --------   ----------
                                                       $284,880   $  637,347
                                                       ========   ==========

3. LEASE COMMITMENTS:

The Company leases real and personal property under operating leases. The most significant obligations under these lease agreements are for annual building rentals, which include standard maintenance and insurance. Total rental expense under the operating leases for the years ended March 31, 1994, 1995 and 1996, amounted to approximately $73,000, $80,000 and $82,000, respectively. In 1994, 1995 and 1996, rent expense of approximately $65,000 was incurred pursuant to the lease of the Company's corporate headquarters from one of the Company's principal stockholders.

The Company currently has no noncancelable operating leases which require future minimum rental payments.

4. LONG-TERM DEBT:

Long-term debt consists of the following at March 31:

                                                                           1995         1996
                                                                        ----------   ----------
Revolving credit notes payable--bank                                    $6,050,003   $7,560,000

Notes payable to stockholder with interest at prime plus 1% and 8%         335,000    1,386,842

Mortgage note payable to a bank, secured by land and a building, requiring monthly payments of approximately $1,019 (including
interest at 8%) through July 2003                                           73,790       67,842

Various installment notes payable in aggregate monthly installments
(including interest) of $8,585 and $11,012 at March 31, 1995 and
1996, respectively, through 1999                                           170,757      152,950
                                                                        ----------   ----------
                                                                         6,629,550    9,167,634

Less- Current portion                                                      432,100      213,060
                                                                        ----------   ----------
                                                                        $6,197,450   $8,954,574
                                                                        ==========   ==========

The Company has an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position and level of oil and gas and pipeline based reserves, and are further reduced based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 at March 31, 1996). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. At March 31, 1996, the borrowing base was $9,360,000, and required monthly reductions of $110,000 beginning in May 1996. Available borrowings under the revolving line of credit were $1,800,000 at March 31, 1996, and may subsequently change based on the semi-annual reserve study and borrowing base determination. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1998.

Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus 1.5% or approximately 10.5% and 9.75% at March 31, 1995 and 1996, respectively. The weighted average interest rate on these borrowings was 9.6% and 10.4% for fiscal 1995 and 1996, respectively.
The agreement requires the Company to pay a commitment fee of .5% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum stockholders' equity and a minimum debt coverage ratio, as defined. The Company was in compliance with or had received waivers with respect to all covenants and restrictions at March 31, 1996.

The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

The Company has two notes payable to a stockholder. One note is payable out of future operating revenues, as defined. The note is subordinated to the borrowings under the revolving credit notes payable - bank. During fiscal 1996, the Company entered into an additional note payable with the same stockholder for $1,000,000. This note can be repaid in either shares of common stock or proceeds of a public offering, as defined. This note is also subordinated to the borrowings under the revolving credit notes payable - bank.

Future maturities of long-term debt for the years ended March 31, are as follows:

                Fiscal 1997                         $   213,060
                Fiscal 1998                           8,895,174
                Fiscal 1999                              14,115
                Fiscal 2000                               9,268
                Fiscal 2001                              10,127
                Thereafter                               25,890
                                                     ----------
                                                     $9,167,634
                                                     ==========

The carrying amount of the Company's long-term debt approximates fair value, as primarily all of the Company's debt instruments carry adjustable interest rates which change periodically to reflect market conditions.

5. STOCKHOLDERS' EQUITY:

A. Preferred Stock

The Board of Directors of North Coast has designated 563,270 shares of the 2,000,000 shares of preferred stock authorized as Series A, 6% Convertible Noncumulative Preferred stock (Series A Preferred stock) and 625,000 shares of preferred stock as Series B, Cumulative Convertible Preferred stock (Series B Preferred stock).

Stockholders of Series A Preferred stock are entitled to vote such shares on any and all matters submitted to a vote of the stockholders of the Company based upon the number of votes such stockholders would have if the Series A Preferred stock been converted into shares of common stock of the Company. Holders of shares of Series A Preferred stock are entitled to receive noncumulative cash dividends at an annual rate of $.60 per share. Shares of Series A Preferred stock are senior to shares of common stock with respect to such cash dividends and junior to shares of Series B Preferred stock.

Series A Preferred stock is convertible, at the stockholder's option, into shares of common stock at the conversion rate of 2.3 shares of common stock for each share of Series A Preferred stock converted.

All of the outstanding shares of Series A Preferred stock shall, at the option of North Coast, be converted into shares of common stock pursuant to an effective registration statement, as defined.

In the case where North Coast issues warrants or rights to purchase shares of common stock of the Company, each record holder of outstanding shares of Series A Preferred stock will receive the kind and amount of such warrants or rights so issued which such holder would have been entitled to upon such issuance had all of the holders of shares of Series A Preferred stock been converted, as defined.

The Series A Preferred stock is redeemable at the option of North Coast at a price of $10 per share. North Coast does not have any obligation to redeem the Series A Preferred stock.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of North Coast, holders of the Series A Preferred stock are entitled to be paid $10 per share out of the assets of North Coast but after payment of other indebtedness of North Coast, after payment or distribution to the holders of Series B Preferred stock, but prior to any distribution to holders of the common stock.

Holders of shares of Series B Preferred stock are entitled to receive, when, as and if declared by the Board of Directors cash dividends at an annual rate of $1.00 per share, payable quarterly.

In the event of any liquidation, dissolution or winding up of the Company, holders of shares of Series B Preferred stock are entitled to receive the liquidation preference of $10 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock and Series A Preferred stock, as defined. After payment of the liquidation preference, the holders of such shares will not be entitled to any further participation in any distribution of assets by the Company.

Each outstanding share of Series B Preferred stock will be entitled to one vote, excluding shares held by the Company or any entity controlled by the Company, which shares shall have no voting rights.

Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company will be increased by two, and the holders of the Series B will be entitled to elect such two additional directors to the Board of Directors. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined.

Effective December 18, 1995, the Series B Preferred stock was redeemable at the option of the Company, at $10 per share plus any accrued and unpaid dividends, as defined.

There is no mandatory redemption or sinking fund obligation with respect to the Series B Preferred stock. In the event that the Company has failed to pay accrued dividends on the Series B Preferred stock, it may not redeem any of the outstanding shares of the Series B Preferred stock until all such accrued and unpaid distributions have been paid in full.

The holders of Series B Preferred stock shall have the right, exercisable at their option, to convert any or all of such shares into 5.75 shares of common stock.

B. Common Stock Warrants

Warrants issued in connection with the Series B Preferred stock entitle the holders thereof to purchase 1.15 shares of common stock with each warrant at a price of $2.61 per share, as defined. The warrants issued in connection with the Series B Preferred stock expire on December 18, 1997. There are 2,500,000 Series B warrants outstanding at March 31, 1995 and 1996, respectively.

The Company has entered into a loan agreement with an existing stockholder (Note 4). In conjunction therewith, the Company granted the stockholder certain warrants to purchase 200,000 shares of common stock at $1.20 per share and 300,000 shares of common stock at $1.00 per share, as defined. These warrants are exercisable on June 13, 1995 and expire on June 13, 2000 and 1998, respectively. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

C. Series B Unit Warrants

In connection with the issuance of the Series B Preferred stock, the underwriter of the issue received 50,000 warrants to purchase Series B Units at $12.00 per unit. A Series B Unit consists of one share of Series B Preferred stock, and five warrants to purchase 1.15 shares of common stock at $2.61 per share. None of these warrants were exercised as of March 31, 1996.

D. Stock Options and Stock Appreciation Rights

North Coast has a stock option plan (the Option Plan) to provide incentives to stimulate interest in the development and financial success of the Company.
The Option Plan provides for the granting of stock options to purchase common stock at an option price determined by North Coast's Compensation Committee (the Committee). The Committee shall determine the expiration date but no option shall be exercisable for a period of more than 10 years. The aggregate fair market value of the common stock exercisable for the first time during any calendar year shall not exceed $100,000. Options granted under the Option Plan terminate upon the employee leaving the Company. The Company, from time to time, may issue additional options outside the plan.

Stock option transactions during 1994, 1995 and 1996 are summarized as follows:

                                                     Options          Price
                                                   Outstanding        Range
                                                   -----------     -----------
             March 31, 1993                        357,581

             Options granted                       345,000               $1.52
             Options canceled                      (57,787)        $1.38-$2.17
                                                   -------
             March 31, 1994                        644,794

             Options exercised                     (23,000)               $.99
             Options granted                        57,500         $1.50-$1.88
             Options canceled                     (125,925)         $.98-$1.52
                                                   -------
             March 31, 1995                        553,369

             Options granted                        10,000                $.94
             Options canceled                      (63,538)         $.98-$2.17
                                                   -------
             March 31, 1996                        499,831
                                                   =======
             Exercisable at March 31, 1996         499,831
                                                   =======

A summary of stock options outstanding at March 31, 1996 follows:

                                                         Options       Option
          Exercisable at March 31, 1996 through:       Outstanding      Price
        ----------------------------------------       -----------     ------
        August 31, 1997                                   124,131        $4.91
        February 20, 1999                                 230,000        $1.52
        May 31, 1999                                       20,000        $1.88
        October 10, 1999                                   20,000        $1.50
        January 18, 2000                                   17,500        $1.62
        March 12, 2001                                     10,000         $.94
        May 17, 2001                                       69,000         $.98
        March 19, 2003                                      5,750        $1.38
        March 31, 2003                                      3,450        $1.55
                                                          -------
                                                          499,831
                                                          =======


Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price payable, as defined.

E. Stock Bonus Plan

The Company has a Key Employees Stock Bonus Plan (the Bonus Plan) to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock which may be issued as bonuses shall be 230,000 shares of common stock, as defined. The expenses of administering the Bonus Plan shall be borne by the Company. The Bonus Plan will terminate on February 1, 2001. The Company has issued 66,958 shares of common stock related to this plan since inception.

F. Stock Distribution

In fiscal 1994, the Board of Directors of the Company declared a 15% common stock distribution. In March 1994, 825,951 shares of common stock were issued as a result of this distribution.

6. INCOME TAXES:

The Company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                                                      1994          1995          1996
                                                   ----------    ---------     ---------
         Provision based on the statutory rate     $  280,000    $ 125,000     $(643,000)

         Tax effect of:
         Adjustment from prior years                   12,500       18,000        39,000
         Statutory depletion                         (119,000)    (108,000)     (109,000)
         Other - net                                   (3,000)      14,000        75,000
                                                   ----------   ----------     ---------
         Total                                     $  170,500   $   49,000     $(638,000)
                                                   ==========   ==========     =========

The components of the net deferred tax liability as of March 31, 1995 and 1996 were as follows:

                                                                        1995          1996
                                                                     ---------     ----------
          DEFERRED TAX LIABILITIES:
          Property and equipment                                     $(551,000)    $(364,000)
          Partnership income difference                               (212,000)        -
          Other                                                       (167,000)     (106,100)
                                                                     ---------     ----------
          Total deferred tax liabilities                              (930,000)     (470,100)
                                                                     ---------     ----------
          DEFERRED TAX ASSETS:
          Alternative minimum tax credit carryforwards                 204,000       367,000
          Other financial reserves                                      59,000        81,000
          Partnership income difference                                  -            73,000
          Less- Valuation allowance                                   (204,000)     (367,000)
                                                                     ---------     ----------
          Total deferred tax assets                                     59,000       154,000
                                                                     ---------     ----------
          Net deferred tax liability                                 $(871,000)    $(316,100)
                                                                     =========     =========

7. PROFIT SHARING PLAN:

The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter.
Contributions of approximately $44,000 and $15,000 were accrued for the years ended March 31, 1994 and 1996, respectively. No contribution was accrued for the year ended March 31, 1995.

North Coast provides no significant postretirement and/or postemployment benefits other than the profit sharing plan discussed above.

8. OTHER COMMITMENTS AND CONTINGENCIES:

North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and saleslines additions) of the partnerships as they are incurred. At March 31, 1996, management estimates the commitment to fund such costs to be approximately $916,000. The commitment is expected to be funded by September 30, 1996.

The Company shares in unlimited liability to third parties with respect to the operations of the partnerships it has sponsored and may be liable to limited partners for losses attributable to breach of fiduciary obligations. In certain partnerships, certain investors have participated as co-general partners in such partnerships. To make such investments more acceptable to potential investors (from a standpoint of risks to such investors) North Coast has agreed to indemnify these investor-general partners from any partnership liability which they may incur in excess of their contributions.

Effective December 31, 1994, the Chairman of the Board of the Company resigned. In connection therewith, an existing employment contract was terminated and a consulting and noncompete agreement was entered into. The consulting and noncompete agreement provides for the payment of fees of $165,000 per year, and certain benefits and expenses, as defined, for a three-year period.

The Company has entered into employment contracts with three of its officers that provide for a minimum annual salary and incentives based on the Company's sales and profitability. The commitment, including minimum incentives, amounts to $430,000 for the years ending March 31, 1996, 1997 and 1998 plus CPI adjustments. In addition, each employment contract provides for:
reimbursement of certain business expenses; life insurance ranging from $500,000 to $1,000,000; disability benefits for a stated period of time as defined, and termination benefits of between one and three years' salary.

9. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS:

North Coast and its subsidiaries operate in a single industry segment, the acquisition, exploration and development of oil and gas properties. North Coast and its subsidiaries both originate and acquire prospects and drill or cause to be drilled, such prospects through joint drilling arrangements with other independent oil companies or through limited partnerships sponsored by the Company.

The Company's revenue, other than revenue from oil and gas production, is derived primarily from public and private program partnerships sponsored by the Company. During 1994, 1995, and 1996 between 17% and 39% of the Company's oil and gas production revenues were derived from two and/or three significant purchasers. A significant portion of trade accounts receivable at March 31, 1995 and 1996 was attributable to these purchasers.

10. RECEIVABLES FROM AFFILIATES:

Accounts receivable from affiliates consists primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships, and to reimburse the Company for amounts paid on behalf of the partnerships.

11. SUPPLEMENTAL INFORMATION RELATING TO OIL
   AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following supplemental unaudited oil and gas information is required by Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures about Oil and Gas Producing Activities."

The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the United States.


                   CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                       March 31,
                                                      -------------------------------------------
                                                          1994           1995            1996
                                                      -----------    -----------     ------------
Proved oil and gas properties                         $17,124,567    $21,051,552     $ 23,769,853

Accumulated depreciation, depletion, amortization
and impairment                                         (6,819,740)    (7,749,013)     (10,392,335)
                                                      -----------    -----------     ------------
Net capitalized costs                                 $10,304,827    $13,302,539     $ 13,377,518
                                                      ===========    ===========     ============


               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                          Year Ended March 31,
                                                                  -------------------------------------
                                                                     1994         1995         1996
                                                                  -----------  -----------   ----------
                              Property acquisition costs          $    67,000  $    71,000   $  334,934
                              Exploration costs                       224,639      370,106      216,595
                              Development costs                     3,809,332    4,066,637    2,584,430

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                   March 31,
                                                                  ----------------------------------------
                                                                       1994          1995           1996
                                                                  -----------    -----------    ----------
Oil and gas production                                            $ 3,115,635    $ 2,845,573    $2,848,610
Gain on sale of oil and gas properties                                 20,125          1,175         9,766
Production costs                                                     (547,926)      (560,755)     (796,530)
Exploration expenses                                                 (167,347)      (222,729)     (156,089)
Depreciation, depletion, amortization, impairment and other        (1,240,916)    (1,253,875)   (2,550,431)
Abandonment of oil and gas properties                                 (73,252)      (147,377)      (60,506)
                                                                  -----------    -----------    ----------
                                                                    1,106,319        662,012      (705,180)

Provision (credit) for income taxes                                   250,000        117,000      (349,000)
                                                                  -----------    -----------    ----------
Results of operations for oil and gas producing activities
  (excluding corporate overhead and financing costs)             $    856,319   $    545,012   $  (356,180)
                                                                 ============   ============   ===========

Provision (credit) for income taxes was computed using the statutory tax rates for the years ended March 31, 1994, 1995 and 1996 and reflects permanent differences, including the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision (credit) for the periods.

              ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                Oil            Gas
                                                               (BBLS)         (MCF)
                                                             ---------    ------------
         Balance, March 31, 1993                                58,000      39,024,000

         Extensions, discoveries and other additions           554,100      25,758,000
           Production                                          (16,900)     (1,162,000)
           Revision of previous estimates                       15,500     (15,322,000)
           Sales of minerals in place                             (800)     (2,092,000)
                                                             ---------    ------------
         Balance, March 31, 1994                               609,900      46,206,000

           Extensions, discoveries and other additions         157,900       3,548,000
           Production                                          (14,400)     (1,161,000)
           Revision of previous estimates                     (291,600)    (26,619,000)
           Sales of minerals in place                          (42,100)     (1,740,000)
                                                             ---------    ------------
         Balance, March 31, 1995                               419,700      20,234,000

           Extensions, discoveries and other additions          12,600       4,899,000
           Production                                          (14,100)     (1,166,000)
           Revision of previous estimates                     (205,900)     (3,299,000)
           Sales of minerals in place                          (17,100)       (620,000)
                                                             ---------    ------------
         Balance, March 31, 1996                               195,200      20,048,000
                                                             =========    ============

         PROVED DEVELOPED RESERVES:
           March 31, 1993                                       33,100      11,182,000
           March 31, 1994                                      122,300      13,589,000
           March 31, 1995                                      178,600      15,788,000
           March 31, 1996                                      151,800      16,303,000

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                                          March 31,
                                                                    ---------------------------------------------
                                                                            1994             1995            1996
                                                                    ------------      -----------     -----------
                     Future cash inflows from sales of oil and
                     gas                                            $124,748,000      $54,022,000     $59,810,000
                     Future production and development costs
                                                                     (62,331,000)     (20,135,000)    (19,992,000)
                     Future income tax expense                       (20,204,000)     (10,571,000)    (12,836,000)
                                                                    ------------      -----------     -----------

                     Future net cash flows                            42,213,000       23,316,000      26,982,000
                     Effect of discounting future net cash
                     flows at 10% per annum                          (26,775,000)     (11,681,000)    (13,720,000)
                                                                    ------------      -----------     -----------

                     Standardized measure of discounted future
                     net cash flows                                 $ 15,438,000      $11,635,000     $13,262,000
                                                                    ============      ===========     ===========


                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                                                     Year Ended March 31,
                                                                      -------------------------------------------
                                                                             1994            1995            1996
                                                                      -----------     -----------     -----------
                     Balance, beginning of year                       $12,944,000     $15,438,000     $11,635,000
                     Extensions, discoveries and other
                     additions                                          9,247,000       2,499,000       3,925,000
                     Sales of oil and gas, net of production
                     costs                                             (2,568,000)     (2,198,000)     (2,052,000)
                     Net changes in prices and production
                     costs                                              1,990,000      (1,819,000)      3,019,000
                     Revisions of previous quantity estimates
                                                                       (4,854,000)     (5,731,000)     (2,893,000)
                     Sales of minerals in place                          (657,000)       (464,000)       (158,000)
                     Net change in income taxes                        (1,612,000)      2,114,000      (1,034,000)
                     Accretion of discount                              1,294,000       1,544,000       1,163,000
                     Other                                               (346,000)        252,000        (343,000)
                                                                      -----------     -----------     -----------
                     Balance, end of year                             $15,438,000     $11,635,000     $13,262,000
                                                                      ===========     ===========     ===========


Under the guidelines of SFAS No. 69, estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves based on current economic conditions, and the estimated future income tax expenses, based on year- end statutory tax rates (with consideration of true tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

The estimated quantities of proved oil gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage is included at the working interest which the Company estimates to retain in the properties, and the standardized measure was calculated using prices and operating costs and development costs expected in the area of interest.

The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. It is not intended to be representative of the fair market value of the Company's proved reserves. The valuation of revenues and costs do not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

12. ACCOUNTING STANDARDS:

During fiscal 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Although the Company in the past has routinely reviewed its oil and gas properties for impairment, the Company changed its method of assessing the impairment of the capitalized costs of oil and gas properties, to a drilling program or property specific basis as applicable, to comply with the new standard. As a result of adoption, the Company incurred impairment expense of approximately $1,562,000, on a pretax basis, for the year ended March 31, 1996. The impairment expense is included in the depreciation, depletion, amortization, impairment and other caption in the accompanying consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which permits either recording the estimated value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to consolidated financial statements. SFAS No. 123 is required to be adopted for financial statements with fiscal years beginning after December 15, 1995. The Company is currently reviewing the accounting standard and has not yet determined the effect, if any, on its financial statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

     Executive Officers of the Registrant*

     Timothy Wagers, age 36, joined North Coast in 1983 and currently is Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

     Anthony R. Kovacevich, age 42, joined North Coast in October 1994 as Senior Vice President of Exploration and Production. Mr. Kovacevich graduated from Marietta College with a BS degree in Petroleum Engineering and has over 19 years of oil and gas experience, with over 14 years in the Appalachian Basin. Prior to joining North Coast, from November 1984 to October 1994, Mr. Kovacevich was Vice President of Exploration and Production with Resource America, Inc., a publicly held oil and gas company conducting operations in the Appalachian Basin, and had overall responsibility for drilling, production, exploration, land department and gas marketing activities. Mr. Kovacevich is a member of the Ohio Oil and Gas Association and the Society of Petroleum Engineers.

     Thomas A. Hill, age 38, was elected Secretary and General Counsel of North Coast Energy in August, 1987. Mr. Hill joined Capital Oil & Gas, Inc. in 1984, prior to its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the Mahoning County Bar Association and Eastern Mineral Law Foundation.

     Robert M. Hoisek, age 44, is Executive Vice President, Sales and Marketing for North Coast. From 1984 through 1986, Mr. Hoisek served as Director of Marketing and, prior to rejoining North Coast in 1990, he served as a director and officer of various oil and gas companies. Mr. Hoisek has been associated with the oil and gas industry for fifteen years and is a member of the Independent Petroleum Association of America and the American Gas Association.

*The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to by held on September 4, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.





     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  (1)  Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                              Page(s)
Report of Independent Public Accountants                                                      F-3
Consolidated balance sheets                                                                   F-4  - F-5
Consolidated statements of income                                                             F-6
Consolidated statements of stockholders' equity                                               F-7  - F-8
Consolidated statements of cash flows                                                         F-9  - F-10
Notes to consolidated financial statements                                                    F-11 - F-24

(A)  (2)  Financial Statements Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  (3)  Exhibits

     Reference is made to the Exhibit Index.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cased this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NORTH COAST ENERGY, INC.



By /s/ Charles M. Lombardy     Chief Executive Officer          June 26, 1996
- --------------------------
Charles M. Lombardy, Jr.



          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                                         Date
- ---------                                       -----                                         ----
/s/ Charles M. Lombardy                         Chief Executive Officer and Director          June 26, 1996
- -------------------------                        (principal executive officer)
Charles M. Lombardy, Jr.



/s/ Garry Regan                                 Director                                      June 26, 1996
- -------------------------
Garry Regan



/s/ Timothy Wagers                              Treasurer and Chief Financial Officer         June 26, 1996
- -------------------------                        (principal accounting and financial officer)
Timothy Wagers



/s/ Charles K. Ebinger                          Director                                      June 26, 1996
- -------------------------
Charles K. Ebinger



/s/ W. Dale Wegrich                             Director                                      June 26, 1996
- -------------------------
W. Dale Wegrich



/s/ George R. Begley                            Director                                      June 26, 1996
- -------------------------
George Begley



/s/ Robert L. Bauman                            Director                                      June 26, 1996
- -------------------------
Robert L. Bauman

                                 Exhibit Index


Exhibit                                                                                                         Sequential
Number        Description of Documents                                                                          Page
- -------       ------------------------                                                                       ----------
  4.1  Certificate of Incorporation of the Registrant dated August 30, 1988.                                      (B)

  4.2  Certificate of Stock Designation of the Registrant filed September 12, 1988.                               (B)

  4.3  Certificate of Stock Designation of the Registrant filed September 14, 1989.                               (B)

  4.4  Certificate of Correction filed March 22, 1991.                                                            (C)

  4.5  Certificate of Amendment to Certificate of Incorporation filed November 4, 1992.                           (A)

  4.6  Certificate of Stock Designation filed December 29, 1992.                                                  (D)

  4.7  Certificate of Amendment to Certificate of Incorporation filed August 29, 1994.                            (J)

10.1   Employment Agreement dated May 3, 1995 by and between Registrant and Charles M. Lombardy, Jr.              (J)

10.2   Employment Agreement dated May 3, 1995 by and between Registrant and Garry Regan.                          (J)

10.3   1988 Stock Option Plan.                                                                                    (B)

10.4   Form of Profit Sharing Plan.                                                                               (B)

10.5   Amendment (dated as of July 15, 1988 but effective for all purposes as of October 4,                       (B)
       1989) to Option Agreement originally dated August 31, 1987 by and between Registrant and Charles M. Lombardy, Jr.

10.6   Amendment (dated as of July 15, 1988 but effective for all purposes as of                                  (B)
       October 4, 1989) to Option Agreement originally dated  August 31, 1987 by and between
       Registrant and Garry Regan.

10.7   Form of Indemnity Agreement between the Registrant and each of its Directors and                           (B)
       executive officers.

10.8   North Coast Energy, Inc. Key Employees Stock Bonus Plan.                                                   (B)

10.9   Stock Option Agreement dated as of May 17, 1991 between Registrant and Timothy                             (C)
       Wagers.

10.10  Stock Option Agreement dated as of May 17, 1991 between the Registrant and                                 (C)
       Thomas A. Hill.

10.11  Option Agreement dated February 22, 1994 by and between Registrant and                                     (E)
       Charles M. Lombardy, Jr.

Exhibit                                                                                                       Sequential
Number        Description of Documents                                                                          Page
- -------       ------------------------                                                                       ----------
10.12  Option Agreement dated February 22, 1994 by  and between Registrant and Garry Regan.                       (E)

10.13  Reducing Revolving Credit Agreement dated September 20, 1993 between Bank One                              (E)
       Texas, N.A. and North Coast Energy, Inc.

10.14  First Amendment to Credit Agreement dated March 16, 1994 between Bank One Texas,                           (E)
       N.A. and North Coast Energy, Inc.

10.15  Agreement dated January 6, 1995 between Bruce E. Brocker, Garry Regan,                                     (F)
       Charles M. Lombardy, Jr. and the Registrant.

10.16  Option Agreement dated June 2, 1994 by and between Registrant and Charles Ebinger.                         (G)

10.17  Option Agreement dated June 2, 1994 by and between Registrant and W. Dale Wegrich.                         (G)

10.18  Option Agreement dated October 11, 1994 by and between Registrant and                                      (G)
       Tony Kovacevich.

10.19  Employment Agreement dated October 11, 1994 by and between Registrant                                      (G)
       and Tony Kovacevich.

10.20  Share Purchase Agreement between NAGIT (USA) INC. and the Registrant dated                                 (H)
       September 29, 1994.

10.21  Stockholder's Agreement between Charles M. Lombardy, Jr., Garry Regan and                                  (H)
       NAGIT (USA) INC. dated as of September 29, 1994.

10.22  Loan and Participation Agreement by and between NAGIT (USA) INC. and the Company                           (I)
       dated as of January 13, 1995.

10.23  Second Amendment to Credit Agreement by and between Bank One, Texas, N.A.                                  (I)
       and the Company dated January 13, 1995.

10.24  Loan Agreement by and between NAGIT (USA) INC. and the Company dated                                       (J)
       June 13, 1995.

10.25  8% Convertible Subordinated Note for $1,000,000 by and between NAGIT(USA) INC.                             (J)
       and the Company dated June 13, 1995.

10.26  Warrant to purchase 200,000 shares of Common Stock of the Company.                                         (J)

10.27  Warrant to purchase 300,000 shares of Common Stock of the Company.                                         (J)

10.28  Third Amendment to Credit Agreement by and between Bank One, Texas, N.A. and                               (K)
       the Company dated August 8, 1995.

10.29  Fourth Amendment to Credit Agreement by and between Bank One, Texas, N.A. and                               _
       the Company dated March 31, 1996.

Exhibit                                                                                                       Sequential
Number        Description of Documents                                                                          Page
- -------       ------------------------                                                                       ----------
10.30  Restated Employment Agreement dated May 3, 1995 by and between Registrant and                               _
       Charles M. Lombardy, Jr.

10.31  Restated Employment Agreement dated May 3, 1995 by and between Registrant and                               _
       Garry Regan.

11.1   Statement regarding computation of per share earnings.                                                      _

21.1   List of Subsidiaries.                                                                                      (E)

23.1   Consent of Arthur Andersen LLP.                                                                             _

27.1   Financial Data Schedule                                                                                     *
- -------------------------



  (A) Incorporated herein by reference to the appropriate exhibit to the Registrant's Registration Statement on Form S-2 (Reg. No. 33-54288).

  (B) Incorporated herein by reference to the appropriate exhibits to the Company's Registration Statement on Form S-1 (File No. 33-24656).

  (C) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

  (D) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

  (E) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

  (F) Incorporated herein by reference to the appropriate exhibit to the Registrant's Current Report on Form 8-K dated January 6, 1995.

  (G)  Incorporated herein by reference to the appropriate exhibit to the
       Registrant's Quarterly Report on form   10-Q for the fiscal quarter
       ended September 30, 1994.

  (H)  Incorporated herein by reference to the appropriate exhibit to the
       Schedule 13D dated September 29, 1994.

  (I) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

  (J) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

  (K) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.



*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.