Form 10-K/A
period 1996-03-31
NORTH COAST ENERGY INC / DE/
filed 1996-07-26
CIK 839950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996
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

         The undersigned registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended as set forth in the pages attached hereto:

                        PART III, Items 10, 11, 12 and 13

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors is divided into three classes, with each class currently consisting of two Directors. One class of Directors is elected at each Annual Meeting to serve a three-year term. At the Annual Meeting, stockholders will be asked to elect two Directors whose term will expire at the 1999 Annual Meeting.

         Unless otherwise directed, the persons named in the accompanying proxy will vote for the election of the nominees set forth in the table below as Directors of the Company. In the event of the death of or inability to act of such nominees, the proxies will be voted for the election as a Director of such other persons as the Board of Directors may recommend. The Board of Directors has no reason, however, to anticipate that this will occur. In no event will the accompanying proxy be voted for persons other than those named below and any such substitute nominee. Under applicable provisions of Delaware law and the Company charter documents, the nominees receiving the greatest number of votes cast at a meeting at which a quorum is present will be elected as Director of the company. Accordingly, abstentions and broker non-votes will have no effect on the election of Directors.

         Pursuant to an agreement between the Company and NAGIT, the Company is required to use its best efforts to elect a representative designated by NAGIT to the Company's Board of Directors. Pursuant to the terms of a Stockholders Agreement dated September 29, 1994 ("the Stockholders Agreement"), NAGIT and Messrs. Regan and Lombardy have agreed to nominate and vote for each party's designee for election as a Director. The Stockholders Agreement terminates on September 28, 2004.

         Pursuant to an agreement with the Company, Mr. Bruce E. Brocker has agreed, until January 6, 1997, to vote all of his voting securities of the Company for the election of those directors nominated by the Board of Directors.

CHARLES M. LOMBARDY, JR., age 46, is Chief Executive Officer; Director. Mr. Lombardy has served as an executive officer and as a Director of the Company's predecessor since 1981 and has been Chief Executive Officer and a Director of the Company since August, 1988. Mr. Lombardy holds a B.B.A. from Kent State University and is a member of the Ohio Oil & Gas Association and the Independent Petroleum Association of America. Mr. Lombardy also serves as Secretary/Treasurer of NCE Securities, Inc., a wholly-owned subsidiary of the Company and a registered broker-dealer.

CHARLES K. EBINGER, age 48, has served as a Director of the Company since August, 1988. Dr. Ebinger has over 14 years experience in conventional energy policy planning, energy pricing analysis, economic and political risk analysis, market forecasting and energy project feasibility assessment, design, and implementation for international corporations, banks and governments. From 1979 through 1987, Dr. Ebinger was the Director of the Energy and Strategic Resources Program at the Georgetown University for Strategic and International Studies. From 1987 to 1988, he was senior consultant to Putnam Hayes and Bartlett, Inc. Since January, 1988 he has served as Director of the Energy Analysis & Planning Group of Energy/Development International. Since 1984, Dr. Ebinger has been a Director of the Kokomo Gas and Fuel Company. He holds a B.A. from Williams College and Masters and Doctorate Degrees from the Fletcher School of Law and Diplomacy, Tufts University.

GEORGE R. BEGLEY, age 53, was elected as a Director of North Coast in September 1994. Mr. Begley holds a B.A. from New York University. Mr. Begley joined the investment banking firm of Prescott, Ball and Turben in 1971 and worked in both its Cleveland and London, England offices. In 1974, in conjunction with two partners he established McKinley Allsopp Inc. ("McKinley"), an investment banking firm with offices in London, Paris and New York. Mr. Begley remained with McKinley until

1990. In 1990, he became Vice Chairman of the Forthill Group, based in New York, which specializes in both raising capital for companies and acquiring companies for its own account. In 1995, Mr. Begley formed his own private investment banking office to assist select companies in financing projects. Mr. Begley serves on the Board pursuant to a designation by NAGIT under the terms of the Stockholders Agreement.

ROBERT L. BAUMAN, age 55, was elected as a Director of North Coast in June 1996. Mr. Bauman is Chairman, President and Chief Executive Officer of Hickok Incorporated, a publicly traded leader in automotive electronic diagnostic technology. Mr. Bauman is a graduate engineer from Case Institute of Technology and received his MBA from Case Western Reserve University.

GARRY REGAN, age 46, is President; Director. Mr. Regan served as an executive officer and Director of the Company's predecessor since 1981 and has been President and Director of the Company since August 1988. He holds a B.S. Degree from Ohio State University and a Masters Degree from Indiana University. Mr. Regan is a member of the Independent Petroleum Association of America. Mr. Regan also serves as President of NCE Securities, a wholly-owned subsidiary of the Company and a registered broker-dealer.

W. DALE WEGRICH, age 67, has served as a Director of the Company since August, 1988. From 1955 until his retirement in 1985, Mr. Wegrich was employed by Diamond Shamrock Corporation (now Maxus Energy) in a variety of executive positions, including service as Chairman, President or Board Member of a number of Diamond Shamrock subsidiaries. From January, 1986 until his retirement in 1991 he served as the Director of Public Utilities of the City of Cleveland. Mr. Wegrich received a B.A. Degree from Baylor University and has completed the advanced management program at The Harvard School of Business.

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

ROBERT M. HOISEK, age 45, is Executive Vice President, Sales and Marketing for North Coast. From 1984 through 1986, Mr. Hoisek served as Director of Marketing and, prior to rejoining North Coast in 1990, he served as a director and officer of various oil and gas companies. Mr. Hoisek has been associated with the oil and gas industry for fifteen years and is a member of the Independent Petroleum Association of America and the American Gas Association.

*The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

                      COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Stock Option Committee.

         The Audit Committee, of which Dr. Ebinger and Messrs. Begley and Wegrich are members, oversees the accounting functions of the company, including matters related to the appointment and activities of the Company's auditors. The Audit Committee met once during the year ended March 31, 1996.

         The Compensation Committee, of which Dr. Ebinger and Messrs. Wegrich and Lombardy are members, reviews and makes recommendations concerning the salaries of the Company's executive officers and administers the Company's Profit Sharing Plan. The Compensation Committee met once during the year ended March 31, 1996.

         The Stock Option Committee, of which Dr. Ebinger and Mr. Lombardy are members, review and makes recommendations concerning the Company's Stock Option Plan and Stock Bonus Plan. The Stock Option Committee did not meet during the year ended March 31, 1996.

         The Board of Directions of the company held six meetings during the year ended March 31, 1996. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they served except Dr. Ebinger and Mr. Begley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The  Compensation  Committee of the Board of Directors includes Charles
M. Lombardy, Jr., the Chief Executive Officer of the Company.

                      UNTIMELY BENEFICIAL OWNERSHIP REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors, and persons who beneficially own more than 10% of any class of equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, Directors and greater than 10% beneficial owners are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended March 31, 1996, all
Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, with the exception of two reports pertaining to two transactions which were filed late on behalf of Messrs. Regan and Begley.

ITEM  11.  EXECUTIVE COMPENSATION

         The following tables sets for the annual and long-term compensation for the Company's Chief Executive Officer and the three highest paid executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                 Annual Compensation                 Compensation
                                                 -------------------                 ------------
                                                                  Other         Number of
                                                                  Annual        Securities        All Other
                                                                  Compen        Underlying          Compen-
Name and Principal Position        Year      Salary     Bonus     -sation        Options           sation (1)
- ---------------------------        ----      ------     -----     -------        -------           ----------
Charles M. Lombardy, Jr.           1996      $165,000      $0       N/A            --               $6,308
  Chief Executive Officer;         1995       165,635       0       N/A            --                4,974
  Director                         1994       165,635       0       N/A         115,000              9,671

Garry Regan                        1996       165,000       0       N/A            --                5,348
  President; Director              1995       165,635       0       N/A            --                4,014
                                   1994       165,635       0       N/A         115,000              8,711

Robert M. Hoisek                   1996       134,600     500       N/A            --                3,221
  Executive Vice President         1995       154,983     500       N/A            --                1,970
                                   1994       154,595     500       N/A            --                5,562

Anthony Kovacevich                 1996       100,000   1,000       N/A            --                  625
  Vice President - Exploration     1995        45,327       0       N/A          20,000                625
   and Production

         No Named Executive Officer received personal benefits or perquisites during fiscal year 1996 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The amounts set forth in the table include, with respect to Messrs. Lombardy and Regan $2,810 and $1,850, respectively, for fiscal years 1996, 1995, and 1994 in life insurance premiums paid by the Company pursuant to the terms of employment agreements between the Company and of such persons. See "Compensation of Directors and Executive Officers -- Employment Agreements." With respect to all of the Named Executive Officers, the amounts set forth in the table reflect the following contributions under the Company's Profit Sharing Plan and matching funds through the 401(k) Plan: Mr. Lombardy, $3,498, $2,164 and $6,861; Mr. Regan, $3,498, $2,164 and $6,861 and Mr. Hoisek, $3,221, $1,970,
         and $5,562 for fiscal years 1996, 1995 and 1994, respectively. Mr. Kovacevich was not eligible for the Company's Profit Sharing Plan. Under the terms of the Profit Sharing Plan, all employees of the Company who have completed a 12 month period with at least 1,000 hours of service for the Company or its affiliates are eligible to participate in the plan. The amount of the Company's contributions to the Profit Sharing Plan is determined by the Board of Directors. Allocations of Company contributions under the plan are made on the basis of a participant's total compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of service with an additional 20% vesting for each complete year of service thereafter.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

         The following table summarizes options exercised during fiscal 1996 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                      Number of Securities         Value of Unexercised
                             Shares                  Underlying Unexercised        In-the-Money Options
                            Acquired               Options at Fiscal Year-End      at Fiscal Year-End(1)
                               on        Value     --------------------------      ---------------------
           Name             Exercise    Realized   Exercisable  Unexercisable    Exercisable Unexercisable
           ----             --------    --------   --------------------------    -------------------------
Charles M. Lombardy, Jr.       --         $  0          177,066        0            $ 0        $  0
Garry Regan                    --            0          177,066        0              0           0
Robert M. Hoisek               --            0           26,450        0              0           0
Anthony Kovacevich             --            0           20,000        0              0           0

___________

(1) Based upon the closing bid price of a share of Common Stock as reported on the NASDAQ system on March 31, 1996. None of the options were in-the-money at March 31, 1996.

         Employment Agreements. On May 3, 1995, after being recommended and approved by the Compensation Committee, the Company entered into employment contracts with Messrs. Lombardy and Regan providing for the employment of these officers through January 31, 1998, with an option to extend for a three year period, unless earlier terminated pursuant to the terms of these agreements. These agreements provide for base annual compensation of $165,000 to each of Messrs. Lombardy and Regan, with increases for cost of living based upon the Consumer Price Index. The base annual salary of $165,000 is the same amount each executive was receiving under previous employment contracts with the Company. Additional bonuses may be awarded from time to time by the Board of Directors. In addition, the Board of Directors has the authority to increase, but not decrease without the executive's consent, the base salary of automobile expenses, disability coverage, death benefits, and severance payments. Each agreement provides that for a period of two years from the date of the termination of the executive's employment the executive will not, directly or indirectly, engage in any business competitive with that of the Company or otherwise interfere with the Company's business.

         Each of the employment agreements contains provisions addressing a possible change in control of the Company (the "Change in Control Provisions"). The Change in Control Provisions require the payment of certain benefits to these executive officers upon the termination of the employment, other than for good cause, after the occurrence of a change in control of the Company. A "change in control of the Company" is defined to include a change in the securities ownership of the Company's securities which would be required to be reported as a change in control in a proxy statement filed under the Securities Exchange Act of 1934, the Company's ceasing to have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, or the acquisition by any person or entity of 50% or more of the outstanding shares of Common Stock of the Company (or its equivalent in voting power of any class or classes of the Company's securities).

         Under the Change in Control Provisions, either of these two executive officers who remains in the employ of the Company following the date of the occurrence of a change in control of the Company and whose employment is subsequently terminated other than for good cause would be entitled to receive a lump sum payment from the Company, regardless of whether such executive officer continues in the employ of the Company (the "Change in Control Payment"). After the occurrence of a change in control, "termination" is defined to include relocation of the principal place at which the executive is to perform his duties to a location outside the Cleveland, Ohio metropolitan area, a substantial reduction in the benefits provided to the executive, a substantial reduction in the executive's responsibilities or functions or a substantial adverse change in the executive's working conditions. It should be noted that the Change in control Provisions provide for the payment of the Change in Control Payment in the event of a termination of the executive's employment after any change in control of the Company, regardless of whether such change in control is approved by the Board of Directors and/or stockholders of the Company.

         Under such Change in Control Provisions, in the event of a termination of employment after a Change in Control, other than for good cause, each of Messrs. Lombardy and Regan would be entitled to Change in Control Payments in the amount equal to six times the average annual salary, bonus, and incentive compensation amounts paid during the three year period immediately proceeding the termination after a Change in Control. Also, at the executive's election, he could elect to receive seventy-two equal payments for a period of seventy-two months or a lump sum equal to the aggregate of the monthly amounts payable discounted to present value at a discount rate of 7% per annum.

         The Change in Control Provisions will make more difficult or may discourage a proxy contest, the assumption of control of the Company by a substantial shareholder or shareholder group, or the removal of incumbent management. Additionally, the Change in Control Provisions may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of the Company, even though such an attempt might be beneficial to the Company and its stockholders. Accordingly, stockholders of the Company may be deprived of certain opportunities to sell their shares of Common Stock at temporarily higher market prices often associated with actual or rumored takeover attempts.

         On October 11, 1994, Mr. Kovacevich entered into a three year employment agreement with the Company providing for base compensation of $100,000 per year. The agreement also provides for life insurance.

         Directors Fees. The Company pays its Directors who are not employees of the Company an annual retainer of $3,500 and a fee of $500 for attendance in person, or by telephone if substantive matters are discussed, at each meeting of the Board of Directors, plus reimbursement of expenses.

ITEM  12.  SECURITY OWNERSHIP

         The following table sets forth information with respect to the Common Stock, Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on July 8, 1996 by: (1) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the executive officers listed in the Summary Compensation Table included elsewhere herein; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

                                                                             Series A              Series B
                                         Common Stock                  Preferred Stock(1)    Preferred Stock(2)
                                --------------------------------     --------------------- ---------------------
                                Amount and                           Amount and            Amount and
                                Nature of                Percent     Nature of     Percent Nature of     Percent
  Nature and Address (3)        Beneficial                  of       Beneficial      of    Beneficial       of
   of Beneficial Owner          Ownership                 Class      Ownership      Class  Ownership      Class
- -----------------------         ---------                 -----      ---------      -----  ---------      -----
Charles M. Lombardy, Jr....      720,158 Shares  (4)(5)    8.46%    1,430 Shares(5)  .47%      0 Shares     0%
Garry Regan................      716,871 Shares  (4)       8.42%        0 Shares       0%      0 Shares     0%
Charles K. Ebinger.........       10,000 Shares  (6)(7)     .12%        0 Shares       0%    500 Shares   .11%
W. Dale Wegrich............       20,750 Shares  (7)        .24%        0 Shares       0%  1,000 Shares   .22%
George R. Begley...........       23,000 Shares  (7)(8)     .27%        0 Shares       0%      0 Shares     0%
Robert L. Bauman...........            0 Shares               0%        0 Shares       0%      0 Shares     0%
Robert M. Hoisek...........       36,489 Shares  (4)(9)     .43%        0 Shares       0%      0 Shares     0%
Bruce E. Brocker...........    2,152,599 Shares           25.30%    5,655 Shares    1.85%      0 Shares     0%
Anthony Kovacevich.........       20,000 Shares  (4)        .24%        0 Shares       0%      6 Shares     0%
NAGIT (USA) INC............    1,899,000 Shares  (10)     23.64%        0 Shares       0%      0 Shares     0%
Eugene Hershman............      437,213 Shares            5.14%    9,960 Shares    3.26%      0 Shares     0%
All Directors and
executive  officers as a
group (10                      1,607,170 Shares  (11)     18.89%    1,430 Shares     .47%  1,500 Shares   .33%
- ---------------------------

persons)
- ----------------------------

(1) Each share of Series A Preferred Stock is currently convertible into 2.3 shares of Common Stock.
(2) Each share of Series B Preferred Stock is currently convertible into 5.75 shares of Common Stock.
(3) The address of Messrs. Lombardy and Regan is Suite 320, 5311 Northfield Road, Cleveland, Ohio 44146. The address of Mr. Brocker is 3769 Tippecanoe Place, Canfield, Ohio 44406. The address of NAGIT (USA) INC. ("NAGIT") is 950 West Valley Road, #2404, Wayne, Pennsylvania 19087. The address of Mr. Hershman is 13340 Verdon Drive, Palm Beach Gardens, Florida 33410.
(4) Includes 380,582 shares of Common Stock, in the aggregate, which could be acquired by Messrs. Regan (177,066 shares), Lombardy (177,066 shares), Kovacevich (20,000 shares) and Hoisek (26,450 shares) upon the exercise of immediately exercisable stock options which they hold.
(5) The share ownership figures for Mr. Lombardy include 6,588 shares of Common Stock and 1,430 shares of Series A Preferred Stock owned by a trust for which Mr. Lombardy is the trustee and as to which he disclaims any beneficial interest.
(6) Does not include 2,875 shares of Common Stock issuable upon conversion of 500 shares of Series B Preferred Stock held by Dr. Ebinger.
(7) Includes 10,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.
(8) Does not include 8,050 shares of Common Stock issuable upon exercise of 7,000 Series B Warrants held by Mr. Begley's spouse. Mr. Begley disclaims beneficial ownership of such shares.
(9)  Includes 10,039 shares of Common Stock held by Mr. Hoisek's spouse.
(10) Does not include 500,000 shares of Common Stock which may be acquired upon the exercise of certain Warrants to purchase Common Stock.
(11) Includes 469,107 shares of Common Stock which may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options.
(12) Messrs. Regan and Bauman are brothers-in-law.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company believes that the terms of the following transactions were as favorable to the Company as could have been obtained from unaffiliated third parties. All future transactions between the Company and its affiliates will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties and all loans to Company officers, affiliates and stockholders will be approved by a majority of disinterested directors, if any.

         During the fiscal year ended March 31, 1996, the Company leased its headquarters in Cleveland, Ohio, from Continental Land and Building Co., which is owned by Eugene Hershman, who currently owns approximately 5% of the outstanding Common Stock of the Company. The aggregate annual lease payments for this facility are approximately $60,000.

         On January 6, 1995, the Company entered into an agreement with Mr. Brocker, formerly Chairman of the Board and Director of the company, relating to the separation of Mr. Brocker from the Company. The agreement terminated Mr. Brocker's Employment Agreement and the Restated Stockholders Agreement between Messrs. Brocker, Regan and Lombardy, and Mr. Brocker resigned as an Officer and Director of the company. The agreement also provides that Mr. Brocker will provide consulting services to the Company and that Mr. Brocker is subject to certain nondisclosure and noncompetition provisions as defined in the agreement. Pursuant to the agreement, Mr. Brocker receives payments of $173,100 each year for three years. The agreement also provides for certain other payments relating to automobile expenses, health coverage, death benefits and payments in lieu of the Company's contribution on behalf of Mr. Brocker under the profit sharing plan, as if he had still been employed by the Company.

         Effective as of June 30, 1995, Mr. Begley entered into an agreement with the Company relating to Mr. Begley's previous services to the Company in connection with various financing efforts, for which Mr. Begley received a $30,000 fee for his services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTH COAST ENERGY, INC.

July 26, 1996                           /s/ Charles M. Lombardy, Jr.
                                        ---------------------------------------
                                        Charles M. Lombardy, Jr.
                                        Chief Executive Officer and Director