Form 10-Q
period 1996-06-30
NORTH COAST ENERGY INC / DE/
filed 1996-08-08
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes    X     No
                               ---------   ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes          No
                               ---------   ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as the latest practical date.

              Class                         Outstanding at August 5, 1996
     ----------------------------           -----------------------------
     Common Stock, $.01 par value                       8,040,699

                            NORTH COAST ENERGY, INC.


                                                                                                    Page No.
                                                                                                    --------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
     March 31, 1996 (Audited) and June 30, 1996 (Unaudited)                                              2

Unaudited Consolidated Statements of Operations -
     For the Three Months Ended June 30, 1995 and 1996                                                   4

Unaudited Consolidated Statements of Cash Flows -
     For the Three Months Ended June 30, 1995 and 1996                                                   5

Unaudited Notes to Consolidated Financial Statements                                                     7

Management's Discussion and Analysis of Financial Condition and Results of Operations                   11


PART II - OTHER INFORMATION                                                                             18

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1996 and JUNE 30, 1996

                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                        March 31,        June 30,
                                                                       -----------     -----------
                                                                          1996            1996
CURRENT ASSETS:
   Cash and equivalents                                                $ 1,551,748     $   982,343
   Accounts receivable-
     Trade, net                                                          1,339,601       1,431,770
     Affiliates                                                             97,993         108,034
   Inventories                                                              85,235          78,608
   Deferred income taxes                                                    41,000          41,000
   Refundable income taxes                                                 115,000         115,000
   Other, net                                                               22,097          16,848
                                                                       -----------     -----------

         Total current assets                                            3,252,674       2,773,603
                                                                       -----------     -----------



PROPERTY AND EQUIPMENT, at cost:
   Land                                                                    122,699          93,437
   Oil and gas properties (successful efforts)                          23,769,853      24,244,302
   Pipelines                                                             3,696,277       3,976,754
   Vehicles                                                                427,920         483,881
   Furniture and fixtures                                                  453,718         462,017
   Buildings and improvements                                              145,539         682,830
                                                                       -----------     -----------
                                                                        28,616,006      29,943,221

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                                    (11,879,077)    (11,984,012)
                                                                       -----------     -----------
                                                                        16,736,929      17,959,209



OTHER ASSETS, net                                                          253,206         209,008
                                                                       -----------     -----------



                                                                       $20,242,809     $20,941,820
                                                                       ===========     ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1996 and JUNE 30, 1996

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                     March 31,       June 30,
                                                                                       1996            1996
                                                                                   ------------    ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                               $    213,060    $    241,200
   Accounts payable                                                                   2,481,558       2,065,041
   Accrued expenses                                                                     280,565         222,582
   Billings in excess of costs on uncompleted contracts                                 637,347         121,163
                                                                                   ------------    ------------

         Total current liabilities                                                    3,612,530       2,649,986
                                                                                   ------------    ------------

LONG-TERM DEBT, net of current portion                                                8,954,574      10,634,686

DEFERRED INCOME TAXES, net                                                              357,100         394,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 305,200 and 305,140 issued and outstanding (aggregate liquidation value of $3,050,200 and $3,051,040,
     respectively)                                                                        3,052           3,051

   Series B, Cumulative Convertible Preferred stock, par value $.01 per share;
     625,000 shares authorized, 464,665 issued and outstanding (aggregate
     liquidation value $4,646,650)                                                        4,647           4,647

   Undesignated Serial Preferred stock, par value $.01 per share; 811,730 shares
     authorized; none issued and outstanding                                                 --              --

   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 8,040,148 and 8,040,285 issued and outstanding                          80,402          80,403

   Additional paid-in capital                                                        12,082,969      12,082,967
   Retained deficit                                                                  (4,852,465)     (4,908,020)
                                                                                   ------------    ------------

         Total stockholders' equity                                                   7,318,605       7,263,048
                                                                                   ------------    ------------
                                                                                   $ 20,242,809    $ 20,941,820
                                                                                   ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 and 1996

                                   (Unaudited)


                                                                      Three Months Ended
                                                                 ---------------------------
                                                                     1995           1996
                                                                 -----------    -----------
REVENUE:
   Oil and gas production                                        $   744,372    $   862,934
   Drilling revenues                                                 168,750      1,169,196
   Well operating, transportation and other                          459,610        471,807
   Administrative, management and agency fees                        192,741        203,478
                                                                 -----------    -----------
                                                                   1,565,473      2,707,415
                                                                 -----------    -----------

COSTS AND EXPENSES:
   Oil and gas production expenses                                   201,744        225,810
   Drilling costs                                                    148,242        921,583
   Oil and gas operations                                            232,319        249,439
   General and administrative expenses                               656,895        561,099
   Depreciation, depletion, amortization, impairment and other       495,235        300,690
   Abandonment of oil and gas properties                               --            48,535
                                                                 -----------    -----------
                                                                   1,734,435      2,307,156
                                                                 -----------    -----------
(LOSS) INCOME FROM OPERATIONS                                       (168,962)       400,259
                                                                 -----------    -----------

OTHER INCOME:
   Interest                                                           20,774         13,961
   Other                                                               4,653         16,000
   Gain (loss) on sale of property and equipment                       8,943         (1,780)
                                                                 -----------    -----------
                                                                      34,370         28,181
                                                                 -----------    -----------
OTHER EXPENSE:
   Interest                                                          170,099        239,289
                                                                 -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                                   (304,691)       189,151

(CREDIT) PROVISION FOR INCOME TAXES:
   Current                                                           (61,000)          --
   Deferred                                                          (70,000)        37,000
                                                                 -----------    -----------
                                                                    (131,000)        37,000
                                                                 -----------    -----------

NET (LOSS) INCOME                                                $  (173,691)   $   152,151
                                                                 ===========    ===========


NET LOSS PER SHARE (primary and fully diluted)                   $      (.05)   $      (.01)
                                                                 ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996

                                   (Unaudited)

                                                                                  1995           1996
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                         $  (173,691)   $   152,151
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Depreciation, depletion, amortization, impairment
           and other                                                               495,235        300,690
         Abandonment of oil and gas properties                                        --           48,535
         (Gain) loss on sale of property and equipment                              (8,943)         1,780
         Deferred income taxes                                                     (70,000)        37,000
         Change in-
           Accounts receivable                                                     327,163       (102,210)
           Inventories and other current assets                                     84,423         11,876
           Other assets, net                                                         9,497         15,575
           Accounts payable                                                     (1,065,256)      (443,070)
           Accrued expenses                                                        (60,312)       (57,983)
           Billings in excess of costs on uncompleted
              contracts                                                            (67,106)      (516,184)
                                                                               -----------    -----------

                    Total adjustments                                             (355,299)      (703,991)
                                                                               -----------    -----------

                    Net cash used by operating activities                         (528,990)      (551,840)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (579,259)      (971,899)
     Proceeds on sale of property and equipment                                       --          104,262
                                                                               -----------    -----------

                    Net cash used for investing activities                        (579,259)      (867,637)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of accounts payable used to finance property
         and equipment additions                                                  (236,422)       (70,962)
      Borrowings under revolving credit facility                                      --        1,150,000
      Borrowings under note payable to stockholder                               1,000,000         20,262
      Repayment of borrowings under revolving credit facility                     (155,003)          --
      Payments on long-term debt                                                   (27,679)       (41,520)
      Cash paid for deferred financing                                              (2,159)          --
      Distributions and dividends                                                 (209,004)      (207,708)
                                                                               -----------    -----------
                    Net cash provided by financing activities                  $   369,733    $   850,072
                                                                               -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996

                                   (Unaudited)

                                                                              1995           1996
                                                                          -----------    -----------
DECREASE IN CASH AND EQUIVALENTS
                                                                          $  (738,516)   $  (569,405)

CASH AND EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                   2,366,660      1,551,748
                                                                          -----------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $ 1,628,144    $   982,343
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                           $   166,238    $   131,449
       Income taxes                                                            24,818           --

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND FINANCING
   ACTIVITIES:
     Long-term debt incurred for the purchase of property and
       equipment                                                          $        --    $   579,510
     Accounts payable incurred for the purchase of property
       and equipment                                                           78,266         97,515



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

         Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

         The results of the operations for the interim periods may not necessarily be indicative of the results to be expected for the full year. In addition, the preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%

         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            33.7%

         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            27.0%

         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            25.5%

         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            34.8%

         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      30.0%

         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    26.0%

         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    25.7%

         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    26.5%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.  Summary of Accounting Policies (Continued)

         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    25.3%

         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    39.5%

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    30.3%

         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    31.0%

         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    30.0%

         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    30.0%

         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%

         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%

         All significant intercompany accounts and transactions have been eliminated.

Note 2.  Long-Term Debt

          Long-term debt consists of the following:

                                                            March 31, 1996  June 30, 1996
                                                            --------------  -------------
Revolving credit notes payable - bank                         $ 7,560,000   $ 8,710,000

Notes payable to stockholder with interest at prime
plus 1% and 8%                                                  1,386,842     1,393,631

Mortgage note payable to a bank, secured by land and a
building, requiring monthly payments of approximately
$1,019 (including interest at 8%) through July 2003                67,842        65,567

Mortgage note payable to a bank, secured by land and a
building, requiring monthly payments of approximately
$5,248 (including interest at 8.58%)                                 --         536,569

Various installment notes payable, in aggregate monthly
installments (including interest of $11,012 at March 31,
1996 and $13,970 at June 30, 1996)                                152,950       170,119
                                                              -----------   -----------

                                                                9,167,634    10,875,886
Less current portion                                              213,060       241,200
                                                              -----------   -----------
                                                              $ 8,954,574   $10,634,686
                                                              ===========   ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

         The Company has an agreement with its lender to provide a reducing revolving line of credit of up to $10,000,000. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 at June 30, 1996). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. An amendment to the credit agreement effective March 31, 1996 increased the borrowing base to $9,500,000, with required monthly reductions of $110,000 beginning on May 1, 1996. Available borrowings under the revolving line of credit were $430,000 at June 30, 1996, and may subsequently change based on the semi-annual reserve study and borrowing base determination. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1998.

         Amounts outstanding under the reducing revolving line of credit, which were $8,710,000 at June 30, 1996, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. The Company was in compliance with or had received waivers with respect to all covenants as of June 30, 1996.

         The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interest in oil and gas wells and reserves.

         The Company has two notes payable to a stockholder. One note is payable out of future operating revenues, as defined. The note is subordinate to the borrowings under the revolving credit notes payable - bank. During fiscal 1996, the Company entered into an additional note payable with the same stockholder for $1,000,000. This note can be repaid in either shares of common stock or the proceeds of a public offering, as defined. This note is also subordinated to the borrowings under the revolving credit notes payable bank. In connection with entering into the Loan Agreement, the Company granted the stockholder certain warrants to purchase 200,000 shares of common stock at $1.20 per share and 300,000 shares of common stock at $1.00 per share, as defined. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

         On May 13, 1996, the company purchased a building for its headquarters and entered into a mortgage note for $540,000 over a 15 year term with an interest rate of 8.58% to be renegotiated every five years.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                            March 31,                       June 30,
                                                              1996                            1996
                                                              ----                            ----
               Billings on uncompleted contracts          $ 1,518,486                     $   347,610
               Costs incurred on uncompleted contracts        881,139                         226,447
                                                            ---------                         -------
                                                          $   637,347                     $   121,163
                                                            =========                         =======


Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance or road bond deposits against damage.

         At June 30, 1996, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $563,987 for tangible well equipment and pipeline construction. This commitment is expected to be realized by September 1996.

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

         Several factors may affect the amount and timing of the Company's revenues with respect to the activities of the Drilling Programs. The amount of funds raised for each Drilling Program determines the number of wells for which the Company receives drilling revenues and the date at which the wells reach a certain point in the completion process determines the timing of revenue recognition. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey drilling contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. The turnkey drilling contract price between the Drilling Programs and the Company may vary from Drilling Program to Drilling Program depending on competition, type of well drilled and other cost factors and the returns sought by investors in the Drilling Programs. A change in the turnkey price and the Company's percentage interest in future Drilling Programs may affect the Company's capital availability, as well as revenues and profits.

         The Company typically forms the Drilling Programs between August and December in each year and conducts its drilling operations between September and March. It generally requires nine months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

         The following table is a review of the results of operations of the Company for the three months ended June 30, 1995 and 1996. All items in the table are calculated as a percentage of total revenues.

                                                          Three Months
                                                              Ended
                                                             June 30,
                                                             --------
                                                          1995     1996
                                                          -------------
Revenues:
   Oil and gas production                                   46%     32%
   Drilling revenues                                        11      43
   Well operating, transportation and other                 29      17
   Administrative and agency fees                           12       7
   Other                                                     2       1
                                                           ---     ---

        Total Revenues                                     100%    100%
                                                           ---     ---

Expenses:
   Oil and gas production expenses                          12%          8%
   Drilling costs                                            9          34
   Oil and gas operations                                   15           9
   General and administrative expenses                      41          20
   Depreciation, depletion, amortization and other          31          11
   Abandonment of oil and gas properties                     0           2
   Provision (credit) for taxes on income                   (8)          1
   Other                                                    11           9
                                                           ---         ---

         Total Expenses                                    111%         94%
                                                           ---         ---

Net (Loss) Income                                        (  11)%         6%
                                                         ======       ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 1995 and 1996. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 TO THREE MONTHS ENDED JUNE 30, 1996.

REVENUES

         Oil and gas production revenues increased $118,562 (16%) to $862,934 for the three months ended June 30, 1996 compared to $744,372 for the prior corresponding period. The primary reason for the increase in oil and gas production revenues was a 14% increase between comparable periods in the average natural gas price the Company received. Oil and gas production revenues were also effected by an increase in oil production coupled with an increase in oil prices of 15% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The average price the Company received for natural gas increased from $2.09 per Mcf for the three months ended June 30, 1995 to $2.39 per Mcf for the three months ended June 30, 1996.

         Drilling revenues for the period increased by $1,000,446 to $1,169,196 for the three months ended June 30, 1996 from $168,750 for the three months ended June 30, 1995 due to the increase in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 11 wells for the three months ended June 30, 1996 compared to 3 wells for the three months ended June 30, 1995. The increase in wells recognized in drilling revenues was due to a larger number of wells in progress at the Company's fiscal year end of March 31, 1996 compared to March 31, 1995. At June 30, 1996, the Company had 3 wells in progress and not yet recognized in drilling revenues as compared to 4 wells at June 30, 1995.

         For the three months ended June 30, 1996, well operating, transportation and other revenues increased $12,197 (3%) compared to the three months ended June 30, 1995. An increase of $49,000 in third party gas sales helped offset a $16,000 reduction in well operating income which was the result of the Company purchasing an additional portion of the working interest in 23 wells. In addition, the replacement cost of compressors during fiscal 1996 caused compressor income to decrease by $17,000 during the three months ended June 30, 1996.

         Revenues from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $10,737 (6%) for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 due to the formation of the Drilling Programs of fiscal 1996. This increase has been offset somewhat as the Company continues its policy of reviewing administrative fees on its Drilling Programs and reducing these fees when necessary.

EXPENSES

         Drilling costs for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased $773,341 primarily due to the increased number of wells completed between comparable periods. The profit margin on drilling revenue increased to 21% for the three months ended June 30, 1996 compared to 12% for the three months ended June 30, 1995. The increase in the drilling profit margin between comparable periods is due to a higher turnkey, improved cost controls and lower drilling costs associated with a lower average depth of a well.

         General and administrative expenses decreased $95,796 (15%) for the three months ended June 30, 1996 compared with the three months ended June 30, 1995. This decrease resulted from the reduction in certain one time consulting expenses between comparable periods coupled with a decrease in certain ongoing professional fees.

         Depreciation, depletion, amortization, impairment and other decreased $194,545 (39%) for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996, offset somewhat by increased depreciation and amortization resulting from additions to investments in pipelines and equipment during recent periods.

         Abandonment of oil and gas properties increased $48,535 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The Company abandoned a well during the three months ended June 30, 1996 in its Gulf Coast area of interest which the Company and its industry partners were reworking during the last fiscal year.

         Interest expense increased to $239,289 for the three months ended June 30, 1996 from $170,099 for the three months ended June 30, 1995. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility. At June 30, 1996, $8,710,000 was outstanding under the Company's Credit Facility, as compared to $5,895,000 at June 30, 1995.

         Income from operations for the three months ended June 30, 1996 increased $569,221 compared to the three months ended June 30, 1995 due primarily to the increase in drilling income, coupled with lower depreciation, depletion, amortization, impairment and other and general and administrative expenses. The Company's net income increased $325,842 to $152,151 for the three months ended June 30, 1996 compared to a net loss of $173,691 for the three months ended June 30, 1995.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be effected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $19.59 and $16.99 per barrel for three months ended June 30, 1996 and 1995, respectively, and $2.39 and $2.09 per Mcf for natural gas for three months ended June 30, 1996 and 1995, respectively. The general market for natural gas in the Appalachian Basin has rebounded somewhat reflecting the colder Appalachian area weather during the recent winter. The reasons for the previously weak natural gas prices and recent increases in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1995/1996 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $124,000 at June 30, 1996 compared to negative $360,000 at March 31, 1996. The increase of $484,000 in working capital at June 30, 1996 reflects the Company's use of cash through the utilization of it's Credit Facility to purchase property and equipment to meet its obligations to fund its investments in the Drilling Programs. An amendment to the Credit Facility increased the Company's borrowing base to $9,500,000 at March 31, 1996. As of June 30, 1996, the Company had $8,710,000 outstanding under its Credit Facility. North Coast's current ratio was 1.04 to 1.0 at June 30, 1996 and .90 to 1.0 at March 31, 1996.

         The following table summarizes the Company's financial position at March 31, 1996 and June 30, 1996:

(Amounts in Thousands)

                                                           March 31,1996                     June 30, 1996
                                                           -------------                     -------------
                                                     Amount             %               Amount             %
                                                     ------             -               ------             -
Working capital                                     $   (360)          (2)%            $    124            1%
Property and equipment                                16,737          100                17,959           98
Other                                                    253            2                   209            1
                                                     -------          ---                ------          ---
     Total                                          $ 16,630          100%             $ 18,292          100%
                                                      ======          ===                ======          ===


Long-term debt                                      $  8,954           54%             $ 10,635           58%
Deferred income taxes                                    357            2                   394            2
Stockholders' equity                                   7,319           44                 7,263           40
                                                       -----          ---               -------          ---
     Total                                          $ 16,630          100%             $ 18,292          100%
                                                      ======          ===                ======          ===


CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 1995 and 1996:

(Amounts in Thousands)                                                        1995                    1996
                                                                              ----                    ----
                                                                            Dollars   %          Dollars   %
                                                                            -------   -          -------   -
Net cash used by operating activities                                    $   (529)  (39)%      $   (552) (28)%
Net cash used for investing activities                                       (579)  (43)           (867) (44)
Net cash provided by financing activities                                     369    27             850   43
                                                                              ---    --             ---   --
Decrease in cash and cash equivalents                                    $   (739)  (55)%      $   (569) (29)%
                                                                              ===    ==             ===   ==


(1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow used by operating activities remained relatively constant between comparable periods.

         Net cash used for investing activities increased from $579,000 (43% of cash sources) for the three months ended June 30, 1995 to $867,000 (44% of cash sources) for the three months ended June 30, 1996. The increase of $288,000 is primarily due to the timing of the Company's cash expenditures related to its obligation to fund the tangible equipment for the drilling programs.

         Net cash provided by financing activities increased by $481,000 for the three months ended June 30, 1995 compared to the three months ended June 30, 1996. This increase reflects the repayment of borrowings under the revolving credit facility for the three months ended June 30, 1995 without a corresponding repayment for the current period. In addition, the Company increased borrowings by $150,000 for the period ended June 30, 1996.

         On September 20, 1993 the Company entered into an agreement with an affiliate of its lender to provide a reducing revolving line of credit of up to $10,000,000 (the "Credit Facility"). The Credit Facility (as amended for borrowing base adjustments) provided the Company with available (future) borrowings of $9,500,000 at March 31, 1996 based upon the Company's financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reducing $110,000 at the first of each month. Available borrowings are also subject to a reduction based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 as of June 30, 1996). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants (see Note 4 to the Company's March 31, 1996 financial statements). As of June 30, 1996, the Company had $8,710,000 outstanding under the Credit Facility. At June 30, 1996 the Company was in violation of its stockholders' equity loan covenant, although this violation has been waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. Also, at June 30, 1996, the Company had approximately $65,600 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. Also, the Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivable, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at June 30, 1996). This agreement grants NAGIT an overriding royalty interest in the acquired properties. Repayment of the loan is in cash based upon a percentage of the net monthly revenues from the acquired properties.

         Also, effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of June 30, 1996, the balance of the loan and accrued interest was $1,084,260. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

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

         Management of the Company believes that internally generated funds and available borrowings under its Credit Facility will be sufficient to fund the Company's anticipated capital expenditures as well as its working capital needs through the end of the current fiscal year. During fiscal year 1996, the Company adhered to its plan of increasing drilling margins by adjusting both its percentage of ownership of the wells drilled by the Drilling Programs and the depths of these wells. The improvement in drilling margins was a result of reduced drilling and completion costs and increasing per well drilling revenues. Although Management has taken the steps outlined above, due to the amount of funds committed to current Drilling Programs and future projects, the uncertainties associated with the amount of funds which may be raised from investors in future Drilling Programs, and uncertainties associated with turnkey drilling costs and future production revenues, it may be necessary for the Company to secure additional sources of capital or financing for its future projects and to fund its current obligations. In the event that available borrowings under the Credit Facility are not sufficient or if additional financing is needed and cannot be obtained, the Company believes that it would be required to change its growth oriented business strategy to conserve cash. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of capital raised in future Drilling Programs, the introduction of certain cost cutting measures and the possible sale of certain assets. Management of the Company believes that measures of this type would have a material adverse effect on the Company.

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

         27.1     Financial Data Schedule.*

         b). No reports on Form 8-K have been filed during the quarter for which this report was filed.




*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTH COAST ENERGY, INC.


August __, 1996               /s/ Charles M. Lombardy, Jr.
                              ---------------------------------------------
                              Charles M. Lombardy, Jr.
                              Chief Executive Officer and Director


August __, 1996               /s/ Tim Wagers
                              ---------------------------------------------
                              Tim Wagers
                              Principal Accounting and Financial Officer