Form 10-Q
period 1996-09-30
NORTH COAST ENERGY INC / DE/
filed 1996-11-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

            __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

COMMISSION FILE NUMBER 0-18691

                            NORTH COAST ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                               34-1594000
 (State of Incorporation)                                   I.R.S. (Employer
                                                            Identification No.)

           1993 CASE PARKWAY
            TWINSBURG, OHIO                                44087-2343
  (Address of principal executive offices)                 (Zip Code)

Registrants' telephone number, including area code:  (216) 425-2330

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

                Class                     Outstanding at November 11, 1996
                -----                     --------------------------------
     Common Stock, $.01 par value                   8,047,195


                                                                                       Page No.
                                                                                       --------

PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
     March 31, 1996 (Audited) and September 30, 1996 (Unaudited)                            2

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 1995 and 1996                         4

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 1995 and 1996                                   5

Unaudited Notes to Consolidated Financial Statements                                        7

Management's Discussion and Analysis of Financial Condition and Results of Operations      11


PART II - OTHER INFORMATION                                                                18


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and September 30, 1996

                                   (Unaudited)

                                                     March 31,      September 30,
                                                       1996             1996
                                                       ----             ----
ASSETS
------

CURRENT ASSETS

  Cash and equivalents                             $  1,551,748    $    788,251
  Accounts receivable:
    Trade                                             1,339,601       1,635,635
    Affiliates                                           97,993          84,124
  Inventory                                              85,235         107,241
  Deferred income taxes                                  41,000          41,000
  Refundable income taxes                               115,000         115,000
  Other,net                                              22,097          60,000
                                                   ------------    ------------
         Total current assets                         3,252,674       2,831,251
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost

  Land                                                  122,699          93,437
  Oil and gas properties (successful
    efforts)                                         23,769,853      24,579,678
  Pipelines                                           3,696,277       4,101,187
  Vehicles                                              427,920         487,503
  Furniture and fixtures                                453,718         498,326
  Building and improvements                             145,539         785,217
                                                   ------------    ------------
                                                     28,616,006      30,545,348
  Less-Accumulated depreciation, depletion,
    amortization and impairment                     (11,879,077)    (12,192,941)
                                                   ------------    ------------
                                                     16,736,929      18,352,407

OTHER ASSETS, net                                       253,206         179,664
                                                   ------------    ------------
                                                   $ 20,242,809    $ 21,363,322
                                                   ============    ============

       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and September 30, 1996

                                   (Unaudited)

                                                            March 31,       September 30,
                                                                1996            1996
                                                                ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

    Current portion of long-term debt                      $    213,060    $    251,100
    Accounts payable                                          2,481,558       1,768,009
    Accrued expenses                                            280,565         337,310
    Billings in excess of costs on
      uncompleted contracts                                     637,347         574,310
                                                           ------------    ------------

               Total current liabilities                      3,612,530       2,930,729
                                                           ------------    ------------

LONG-TERM DEBT, net of current portion                        8,954,574      11,180,718

DEFERRED INCOME TAXES, net                                      357,100         333,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Series A, 6% Non-Cumulative Convertible Preferred
         stock, par value $.01 per share; 563,270 shares
         authorized; 305,200 and 303,265 issued and
         outstanding (aggregate liquidation value of
         $3,050,200 and $3,032,650, respectively)                 3,052           3,033

    Series B, Cumulative Convertible Preferred stock,
         par value $.01 per share; 625,000 shares
         authorized; 464,665 issued and outstanding
         (aggregate liquidation value of $4,646,650)              4,647           4,647

    Undesignated Serial Preferred stock, par
         value $.01 per share; 811,730 shares
         authorized; none issued and outstanding                   --              --

    Common stock, par value $.01 per share;
         40,000,000 shares authorized; 8,040,148
         and 8,044,597 issued and outstanding                    80,402          80,446

    Additional paid-in capital                               12,082,969      12,082,944
    Retained deficit                                         (4,852,465)     (5,252,295)
                                                           ------------    ------------

         Total stockholders' equity                           7,318,605       6,918,775
                                                           ------------    ------------

                                                           $ 20,242,809    $ 21,363,322
                                                           ============    ============

       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended September 30, 1995 and 1996

                                   (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                 ------------------              ----------------
                                                1995           1996            1995           1996
                                                ----           ----            ----           ----
REVENUE:

 Oil and gas production                     $   576,508    $   721,199    $ 1,320,880    $ 1,584,133
 Drilling revenues                              134,250        273,504        303,000      1,442,700
 Well operating, transportation and other       408,809        574,978        868,419      1,046,785
 Administrative and agency fees                 238,782        221,483        431,523        424,961
                                            -----------    -----------    -----------    -----------
                                              1,358,349      1,791,164      2,923,822      4,498,579
COSTS AND EXPENSES:
 Oil and gas production expenses                209,795        182,305        411,539        408,115
 Drilling costs                                 209,204        275,055        357,446      1,196,638
 Oil and gas operations                         171,116        392,027        403,435        641,466
 General and administrative expenses            670,536        695,822      1,327,431      1,256,921
 Depreciation, depletion, amortization,
   impairment and other                         468,225        278,942        963,460        579,632
 Abandonment of oil and gas properties             --           (3,692)          --           44,843
                                            -----------    -----------    -----------    -----------
                                              1,728,876      1,820,459      3,463,311      4,127,615
                                            -----------    -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS                  (370,527)       (29,295)      (539,489)       370,964
                                            -----------    -----------    -----------    -----------

OTHER INCOME
 Interest                                        16,188         13,174         36,961         27,135
 Other                                            3,004          8,824          7,658         24,824
 Gain (loss) on sale of property
   and equipment                                   --           (8,994)         8,943        (10,774)
                                            -----------    -----------    -----------    -----------
                                                 19,192         13,004         53,562         41,185
                                            -----------    -----------    -----------    -----------

OTHER EXPENSE

 Interest                                       202,765        272,815        372,864        512,104
                                            -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                       (554,100)      (289,106)      (858,791)       (99,955)

CREDIT FOR INCOME TAXES:
 Current                                           --             --          (61,000)          --
 Deferred                                      (211,000)       (61,000)      (281,000)       (24,000)
                                            -----------    -----------    -----------    -----------
                                               (211,000)       (61,000)      (342,000)       (24,000)
                                            -----------    -----------    -----------    -----------

NET LOSS                                    $  (343,100)   $  (228,106)   $  (516,791)   $   (75,955)
                                            ===========    ===========    ===========    ===========


NET LOSS PER SHARE
  (primary and fully diluted)               $      (.06)   $      (.04)   $      (.10)   $      (.05)
                                            ===========    ===========    ===========    ===========




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Six Months Ended September 30, 1995 and 1996

                                   (Unaudited)

                                                                      1995           1996
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                        $  (516,791)   $   (75,955)
 Adjustments to reconcile net loss
  to cash provided by operating activities-
   Depreciation, depletion, amortization, impairment and other       963,460        579,632
   Abandonment of oil and gas properties                                --           44,843
   (Gain) loss on sale of property and equipment                      (8,943)        10,774
   Deferred income taxes                                            (281,000)       (24,000)
   Change in:
    Accounts receivable                                           (1,276,549)      (282,165)
    Other current assets                                              33,665        (59,909)
    Other assets                                                      14,964         22,809
    Accounts payable                                              (1,558,151)      (727,619)
    Current income taxes payable                                        --             --
    Accrued expenses                                                (149,388)        56,745
    Billings in excess of costs on uncompleted contracts           1,334,632        (63,037)
                                                                 -----------    -----------

    Total adjustments                                               (927,310)      (441,927)
                                                                 -----------    -----------

    Net cash used by operating activities                         (1,444,101)      (517,882)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                               (1,217,218)    (1,581,674)
 Proceeds on sale of property and equipment                             --          104,262
                                                                 -----------    -----------

    Net cash used for investing activities                        (1,217,218)    (1,477,412)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                          (236,422)       (70,962)
 Borrowings under revolving credit facility                        1,000,000      1,660,000
 Borrowings under note payable to stockholder                      1,000,000         41,801
 Repayments of borrowings under revolving  credit facility          (240,003)          --
 Payments on long-term debt                                          (52,824)       (75,167)
 Cash paid for deferred financing cost                               (46,142)          --
 Distributions and dividends                                        (325,171)      (323,875)
                                                                 -----------    -----------
    Net cash provided by financing activities                      1,099,438      1,231,797
                                                                 -----------    -----------

DECREASE IN CASH AND EQUIVALENTS                                  (1,561,881)      (763,497)




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Six Months Ended September 30, 1995 and 1996

                                   (Unaudited)

                                                        1995          1996
                                                        ----          ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           $2,366,660   $1,551,748
                                                      ----------   ----------

CASH AND EQUIVALENTS AT END OF PERIOD                 $  804,779   $  788,251
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for -
    Interest                                          $  343,116   $  395,823
    Income taxes                                      $   71,135   $     --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                            $   42,860   $  637,549

Accounts payable incurred for the
 purchase of property and equipment                   $  233,552   $   80,032








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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%

         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            33.7%

         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            27.0%

         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            25.5%

         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            34.8%

         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      30.0%

         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    26.0%

         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    25.7%

         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    26.5%

         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    25.3%


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    39.5%

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    30.3%

         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    31.0%

         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    30.0%

         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    30.0%

         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    25.0%

         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%

         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%

         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.     Long-Term Debt

                                                                       March 31, 1996         September 30, 1996
                                                                       --------------         ------------------

           Long-term debt consists of the following:

             Revolving credit notes payable - bank                           $ 7,560,000           $  9,220,000

             Notes payable to stockholder with interest at prime
             plus 1% and 8%.                                                   1,386,842              1,410,593

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.                 67,842                 63,827

             Mortgage note payable to a bank, secured by land and a building, requiring monthly payments of approximately $5,248 (including interest at 8.58%) through May 2001 over a five year period,
             at an interest rate to be renegotiated.                                   -                532,561

             Various installment notes payable, in aggregate monthly
             installments (including interest) of $11,012 at March 31,
             1996, and $10,122 at September 30, 1996.                            152,950                204,837
                                                                                --------              ---------
                                                                               9,167,634             11,431,818

             Less current portion                                                213,060                251,100
                                                                              ----------              ---------
                                                                             $ 8,954,574           $ 11,180,718
                                                                              ==========             ==========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.     Long-Term Debt (Continued)

         The Company's credit agreement with its lender was amended August 30, 1996 increasing its reducing revolving line of credit to $20,000,000. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 at September 30, 1996). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. The amendment also increased the Company's borrowing base to $10,000,000, with required monthly reductions of $110,000 beginning on October 1, 1996. Available borrowings under the revolving line of credit were $640,000 at September 30, 1996, and may subsequently change based on the semi-annual reserve study and borrowing base determination. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1998.

         Amounts outstanding under the reducing revolving line of credit, which were $9,220,000 at September 30, 1996, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. The Company was in compliance with all covenants as of September 30, 1996.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 3.     Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                           March 31,                     September 30,
                                                             1996                            1996
                                                          -----------                    -------------

               Billings on uncompleted contracts          $ 1,518,486                     $   700,826
               Costs incurred on uncompleted contracts        881,139                         126,516
                                                          -----------                     -----------
                                                          $   637,347                     $   574,310
                                                          ===========                     ===========


Note 4.     Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance or road bond deposits against damage.

         At September 30, 1996, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $580,000 for tangible well equipment and pipeline construction. This commitment is expected to be realized by March 1997.

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

         The Company typically forms the Drilling Programs between August and December of each year and conducts its drilling operations between September and March. It generally requires nine months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

         The following table is a review of the results of operations of the Company for the six months ended September 30, 1995 and 1996. All items in the table are calculated as a percentage of total revenues.

                                                                Three Months            Six Months
                                                                   Ended                  Ended
                                                               September 30,          September 30,
                                                               -------------          -------------
                                                              1995     1996          1995      1996
                                                              --------------         --------------
Revenues:
---------
   Oil and gas production                                       42%        40%        44%        35%
   Drilling revenues                                            10         15         10         32
   Well operating, transportation and other                     30         32         29         23
   Administrative and agency fees                               17         12         15          9
   Other                                                         1          1          2          1
                                                              ----       ----       ----       ----

        Total Revenues                                         100%       100%       100%       100%
                                                               ---        ---        ---        ---

Expenses:
   Oil and gas production expenses                              15%        10%        14%         9%
   Drilling costs                                               15         15         12         26
   Oil and gas operations                                       12         22         13         14
   General and administrative expenses                          49         39         45         28
   Depreciation, depletion, amortization
     impairment and other                                       34         15         32         13
   Abandonment of oil and gas properties                         0          0          0          1
   Provision for taxes on income                               (15)        (3)       (11)         0
   Other                                                        15         15         12         11
                                                             -----       ----      -----      -----

         Total Expenses                                        125%       113%       117%      102%
                                                               ---        ---        ---       ---

Net Loss                                                       (25%)      (13%)      (17%)      (2%)
                                                             =====       ====      =====     =====


         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and six months ended September 30, 1996 and 1995. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1996 TO SIX MONTHS ENDED SEPTEMBER 30, 1995.

REVENUES

         Oil and gas production revenues increased $263,253 (20%) to $1,584,133 for the six months ended September 30, 1996 compared to $1,320,880 for the prior corresponding period. Revenues were enhanced by increases in both oil and gas production from wells in the Appalachian area. In addition, the average gas price the Company received for oil and natural gas increased approximately 16%. The average gas price the Company received increased to $2.41 per Mcf for the six months ended September 30, 1996 compared to $2.07 per Mcf for the six months ended September 30, 1995. The average oil price the Company received increased to $19.85 per Barrel for the six months ended September 30, 1996 compared to $16.99 per Barrel for the six months ended September 30, 1995.

         Drilling Revenues for the period increased by $1,139,700 (376%) for the six months ended September 30, 1996 compared to the six months ended September 30, 1995 due to the increase in the number of wells recognized in revenue for the period. The Company recognized revenues for the six months ended September 30, 1996 on fourteen wells as compared to four wells for the six months ended September 30, 1995. The increase in wells recognized in drilling revenues was due to a larger number of wells in progress at the Company's fiscal year end of March 31, 1996 compared to March 31, 1995.

         Revenues generated from well operating, transportation and other increased $178,366 (21%) for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. This increase was due to an increase in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions and Company resources available. The increase in revenues in this category was somewhat offset by a decrease in compression fees due to expenses incurred with the placement of several new compression facilities into operation.

EXPENSES

         Drilling costs for the six months ended September 30, 1996 compared to the six months ended September 30, 1995 increased $839,192 (235%) due to the increased number of wells completed between comparable periods.

         Oil and gas operations expense increased $238,031 (59%) for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995. This increase was due to the increase in unaffiliated third party gas purchases related to unaffiliated third party gas sales as discussed above.

         General and administrative expenses decreased $70,510 (5%) for the six months ended September 30, 1996 compared with the six months ended September 30, 1995. This decrease resulted from a change in the Company's allocation of general and administrative costs to production and operation expenses. Without this change in the allocation of costs, the Company's general and administrative expenses would have remained relatively constant even with $89,000 in legal fees pertaining to litigation with Lomak Petroleum, Inc. and other related issues.

         Depreciation, depletion, amortization, impairment and other decreased $383,828 (40%) for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which decreased the basis of the properties being depleted for future periods.

         Interest expense increased to $512,104 for the six months ended September 30, 1996 from $372,864 for the six months ended September 30, 1995. This increase was primarily due to the Company's additional borrowings on its reducing revolving credit facility. At September 30, 1996, $9,220,000 was outstanding under the Company's Credit Facility, as compared to $6,810,000 at September 30, 1995.

         Operating income for the six months ended September 30, 1996 increased to $370,964 compared to an operating loss of $539,489 for the six months ended September 30, 1995 primarily due to the decrease in depreciation, depletion, amortization, impairment and other and increases in oil and gas production and net drilling income. The Company's net loss was $75,955 for the six months ended September 30, 1996 compared to a net loss of $516,791 for the six months ended September 30, 1995.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

REVENUES

         Oil and gas production revenues for the three months ended September 30, 1996 increased $144,691 (25%) to $721,199 compared to $576,508 for the prior corresponding period. The primary reason for the increase in oil and gas production revenues was a 19% increase between comparable periods in the average natural gas price the Company received coupled with an increase of 7% in natural gas production. The average price the Company received for natural gas increased to $2.43 per Mcf for the three months ended September 30, 1996 from $2.04 per Mcf for the three months ended September 30, 1995.

         The Company recognized revenue on the drilling of three wells for the three months ended September 30, 1996 compared to one well for the three months ended September 30, 1995 resulting in an increase in drilling revenue of $139,254 (104%).

         Revenues generated from well operating, transportation and other increased $166,169 (41%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was due to an increase in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions and resources available. The increase in revenues in this category was somewhat offset by a decrease in compression fees due to expenses incurred with the placement of several new compression facilities into operation.

         Revenue from administrative and agency fees decreased by 7% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This decrease was due to the reduction of administrative fees charged to certain of the Company's Drilling Programs. This reduction followed the Company's policy of reviewing administrative fees and reducing these fees when necessary.

EXPENSES

         Oil and gas operations expense increased $220,911 (129%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was due to the increase in unaffiliated third party gas purchases related to unaffiliated third party gas sales as discussed above.

         General and administrative expenses increased $25,286 (4%) for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase was due to $89,000 in legal fees pertaining to litigation with Lomak Petroleum, Inc. and other related issues.

         Depreciation, depletion, amortization, impairment and other decreased $189,283 (40%) for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which decreased the basis of the properties being depleted for future periods.

         Interest expense increased to $272,815 for the three months ended September 30, 1996 from $202,765 for the three months ended September 30, 1995. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility.

         For the three months ended September 30, 1996 loss from operations decreased $341,232 compared to the three months ended September 30, 1995 due primarily to the increase in oil and gas production revenues coupled with lower depreciation, depletion, amortization and other.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be effected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of the supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $19.85 and $16.99 per barrel in the six months ended September 30, 1996 and 1995, respectively, and $2.41 and $2.07 per Mcf for natural gas in the six months ended September 30, 1996 and 1995, respectively. The general market for natural gas in the Appalachian Basin has rebounded somewhat reflecting the colder Appalachian area weather which caused a draw-down in storage supplies of natural gas during the 1995/1996 winter. The reasons for the previously weak natural gas prices and recent increases in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Although there has been a decline in gas prices during the summer months compared to the winter of 1995/1996, the demand for gas by storage facilities has continued to keep gas prices above last year. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

         In an effort to position itself to take advantage of future increases in demand for natural gas, the Company continues to construct new gas gathering systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.
                                       14

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was approximately negative $99,000 at September 30, 1996 compared to approximately negative $360,000 at March 31, 1996. The increase of $261,000 in working capital from March 31, 1996 reflects additional borrowings during the six months ended September 30, 1996. An amendment to the Credit Facility increased the Company's borrowing base from $9,500,000 at March 31, 1996 to $10,000,000 at August 30, 1996. As of September
30, 1996, the Company had $9,220,000 outstanding under its Credit Facility. North Coast's current ratio was .97 to 1.0 at September 30, 1996 and .90 to 1.0 at March 31, 1996.

         The following table summarizes the Company's financial position at March 31, 1996 and September 30, 1996:

(Amounts in Thousands)         March 31, 1996      September 30, 1996
                               --------------      ------------------
                                Amount       %      Amount          %
                                ------       -      ------          -
Working capital                $   (360)    (2%)  $    (99)       (1%)
Property and equipment (net)     16,737    100%     18,352       100%
Other                               253      2%        180         1%
                               --------  -----    --------       ---
   Total                       $ 16,630    100%   $ 18,433       100%
                               ========  =====    ========       ===

Long-term debt                 $  8,954     54%   $ 11,181        61%
Deferred income taxes               357      2%        333         2%
Stockholders' equity              7,319     44%      6,919        37%
                               --------  -----    --------       ---
   Total                       $ 16,630    100%   $ 18,433       100%
                               ========  =====    ========       ===


CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 1995 and 1996:


                                                                  Six Months Ended September 30,
                                                                  ------------------------------
(Amounts in Thousands)                                            1995                      1996
                                                                  ----                      ----
                                                            Amount          %          Amount          %
                                                            ------          -          ------          -

Net cash used by operating activities                     $ (1,444)        (51%)      $  (518)        (21%)
Net cash used for investing activities                      (1,217)        (43%)       (1,477)        (58%)
Net cash provided by financing activities                    1,099          39%         1,232          49%
                                                          --------         ---        --------         --
Decrease in cash and equivalents                          $ (1,562)        (55%)      $  (763)        (30%)
                                                          ========         ===        ========         ==

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow used by operating activities decreased approximately $926,000 for the six months ended September 30, 1996 compared to the period ended September 30, 1995. This decrease reflects the increased number of wells recognized in drilling revenues and the increase cash flow from operations.

         Net cash used for investing activities increased to approximately $1,477,000 (58% of cash sources) for the six months ended September 30, 1996 from approximately $1,217,000 (43% of cash sources) for the six months ended September 30, 1995. This increase is primarily due to the Company's acquisition of a new building to house its corporate headquarters coupled with the timing of the Company's cash expenditures related to its obligation to fund the tangible equipment for the Drilling Programs.

         Net cash provided by financing activities increased approximately $133,000 for the six months ended September 30, 1996 compared to the prior period. This increase reflects the increase in borrowings on the Company's credit facilities for the six months ended September 30, 1996 compared to September 30, 1995.

         On September 20, 1993 the Company entered into an agreement with an affiliate of its lender to provide a reducing revolving line of credit of up to $10,000,000, effective August 30, 1996 this amount was increased to $20,000,000(the "Credit Facility"). The Credit Facility (as amended for borrowing base adjustments) provided the Company with available borrowings of $10,000,000 at September 30, 1996 based upon the Company's financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reducing $110,000 at the first of each month. Available borrowings are also subject to a reduction based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 as of September 30, 1996). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants (see Note 4 to the Company's March 31, 1996 financial statements). As of September 30, 1996, the Company had $9,220,000 outstanding under the Credit Facility. At September 30, 1996 the Company was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. Also, at September 30, 1996, the Company had approximately $63,827 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at September 30, 1996 was $532,561.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivable, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, in 1994 the Company secured $335,000 in financing from NAGIT, a principal stockholder of the Company, relating to the purchase of certain producing wells, gas gathering lines and drilling locations. The amounts outstanding under the terms of the Company's financing arrangements with NAGIT are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility, and bear an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at September 30, 1996). This agreement grants NAGIT an overriding royalty interest in the acquired properties. Repayment of the loan is in cash, based upon a percentage of the net monthly revenues from the acquired properties.

         Also, effective June 13, 1995, the Company entered into a Loan Agreement with NAGIT with respect to a loan of $1,000,000. The unsecured loan may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of September 30, 1996, the balance of the loan and accrued interest was $1,105,812. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice. All of the Company's indebtedness to NAGIT, as well as the related Warrants, were acquired by Lomak in connection with the stock purchase described below.

         As the financial results for the six months ended September 30, 1996 indicate North Coast Energy, Inc. made significant strides to regain profitability. Recent developments, however, have caused concern for the Company's ability to meet its current obligations. The Company has focused on its core business of forming Drilling

Programs which enables the Company to generate drilling revenues, well operating fees, administrative fees and transportation fees. Management anticipated a profitable year based upon improved drilling margins, higher product prices, the results of the first six months of fiscal 1997 and a generally positive reception from its broker/dealer network for Drilling Program sales. On or about September 4, 1996 Lomak Petroleum, Inc.(Lomak), a publicly traded oil and gas company, purchased approximately 47% of the outstanding common stock of the Company from two of the Company's largest shareholders, NAGIT, USA (NAGIT) and Bruce E. Brocker.

         At the Company's annual meeting of stockholders, Lomak presented proxies representing the shares acquired from these shareholders and indicated its intention to nominate and elect two directors in the class whose terms were scheduled to expire at that meeting. Due to concerns about the validity of such proxies, the annual meeting was adjourned to a later date. On September 11, 1996, the meeting was reconvened. At the reconvened meeting, the Company recognized the validity of the proxy executed by NAGIT (PLC), but reserved its rights with respect to the proxy executed by Mr. Brocker. As described under the caption "Legal Proceedings," litigation among the Company, Lomak and Mr. Brocker then ensued. Also as described under "Legal Proceedings," the parties have recently reached a settlement with respect to that litigation.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company and the other matters described above, the Company's ability to market its Drilling Programs has been adversely affected. Consequently, demands on the Company's capital resources have increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation and evaluating the Company's strategic alternatives. This has necessitated actions by the Company to alter its growth oriented business plan in order to conserve cash. On October 21, 1996, the Company initiated layoffs of 21% of its staff coupled with a temporary reduction or deferment in wages to many of its remaining employees. Additional cost cutting measures may become necessary in the future if investor interest in the Company's Drilling Programs does not increase.

         With the reduction of the Drilling Program activity and the need to conserve cash, the Company's ability to monetize equipment it owns on productive wells and increase profitably through the Drilling Programs will be adversely affected. It will be necessary for the Company to secure additional sources of capital or financing for its future projects and to fund its current obligations. In the event that available borrowings under the Credit Facility are not sufficient or additional financing cannot be obtained, the Company would be required to continue its current efforts to conserve cash resources. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of capital raised in future Drilling Programs, the introduction of additional cost cutting measures and the possible sale of certain assets. Management of the Company believes that measures of this type would have a material adverse effect on the Company.

         The Company currently has 303,265 shares of Series A, 6% Non-Cumulative Convertible Preferred Stock ("Stock A Stock") and 625,000 shares of Series B, Cumulative Convertible Preferred Stock ("Series B Stock") outstanding. Holders of Series A Stock are entitled to receive Semi-annual cash dividends at an annual rate of $.60 per share and holders of Series B Stock are entitled to receive quarterly cash dividends at an annual rate of $1.00 per share. The next Semi-annual dividend payment on the Series A Stock is scheduled to be made on December 1, 1996, and the next quarterly dividend payment on the Series B Stock is scheduled to be made on December 31, 1996. As a result of the increased demands on the Company's cash flow resulting from the lower level of investor interest in its Drilling Programs, the Company anticipates that it may be unable to make these dividend payments when due.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On June 18, 1996, the Company initiated an action in the Court of Common Pleas of Mahoning County, Ohio styled NORTH COAST ENERGY, INC. VS. LOMAK PETROLEUM, INC., ET AL., Case No. 96 CV 01555, against both Lomak and its wholly-owned subsidiary, Border Resources, Inc. The complaint seeks damages in excess of $517,000 for, among other things, the value of natural gas sold by the Company to the defendants between December 1995 and March 1996, but for which payment was never made by the defendants. Border Resources counterclaimed for damages in excess of $950,000 based upon the allegation that the Company had breached an existing contract by stopping further deliveries of gas which allegedly necessitated the purchase of replacement gas by Border at a higher price. Lomak's motion to dismiss was denied by the Court on September 3, 1996.

         On September 4, 1996 representatives of Lomak attended the Company's Annual Meeting of Stockholders at the Company's headquarters in Twinsburg, Ohio, and presented proxies which purported to represent approximately 46.49% of the shares of the Company's common stock which had been purchased by Lomak from NAGIT (USA), North American Gas Investment Trust, PLC, and Bruce E. Brocker, formerly the Company's Chairman of the Board. The meeting was adjourned until the following Wednesday, September 11, 1996, to allow the inspectors of election and legal counsel to verify the validity of the proxies and also to review the Separation Agreement of January 6, 1995 between the Company and Brocker to determine if the purported sale represented a breach of that agreement.

         At the reconvened meeting of September 11, the Company recognized the NAGIT (PLC) proxy, but reserved its rights with respect to the proxy executed by Mr. Brocker based upon a review of Mr. Brocker's Agreement pursuant tot which he sold his stock to Lomak. When the Chairman, Garry Regan, attempted to adjourn the meeting once again based upon this issue, representatives of Lomak acted to continue the meeting and elect their representatives as Directors, being C. Rand Michaels and Steven L. Gorse, in opposition to the Company's nominees. Lomak then filed an action in the Court of Chancery for the State of Delaware in a case styled Lomak Petroleum, Inc., C. Rand Michaels and Steven L. Grose vs. North Coast Energy, Inc., Charles M. Lombardy, Jr., and Charles K. Ebinger, Civil Action No. 15211. The Company raised as an affirmative defense the invalidity of the alleged proxy from Bruce E. Brocker and the fact that the Shareholders' Meeting of the 11th had been adjourned without any valid action having been taken.

         The Company also amended its complaint in the Mahoning County, Ohio action relating to the natural gas sales dispute to add a claim for tortious interference against Lomak and a breach of contract claim against Mr. Brocker with respect to his separation agreement with the Company.

         Following discussions and negotiations between representatives of the Company and Lomak, effective November 12, 1996, the Company entered in a Settlement Agreement with Lomak in which all parties stipulated to the dismissal of the Delaware litigation and to the litigation relating to Lomak's acquisition of Mr. Brocker's shares in Ohio. The Settlement Agreement provides that the Company will acknowledge the election of Messrs. Michaels and Grose as Directors of the Company and, in addition, the Company and its Board of Directors have agreed to increase the size of the Board from six to nine directors. The Board will fill these vacancies by electing Charles M. Lombardy, Jr., Dr. Charles Ebinger, the Board's original nominees for the September 1996 Annual Meeting, and John H. Pinkerton of Lomak to fill these vacancies.

         The Company also agreed to withdraw its motion for leave to amend its complaint in the Mahoning County, Ohio action and entered into a separate settlement agreement and mutual release with Bruce E. Brocker whereby both parties acknowledged the continuing validity of the Separation Agreement of January 6, 1995. Accordingly, the only remaining legal proceeding is to the existing gas contract dispute with Lomak and its subsidiary, Border Resources.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).  Exhibits

          10.32 Fifth Amendment to Credit Agreement by and between Bank One, Texas, N.A. and the Company dated August 30, 1996.

          10.33 Open End Mortgage and Promissory Note by and between Bank One, Akron, N.A. and the Company dated April 30, 1996.

          11.1  Computation of Earnings per Common Share.

          27.1* Financial Data Schedule

         b). No reports on Form 8-K have been filed during the quarter for which this report was filed.

--------
* Exhibit 27.1 furnished for Securities & Exchange Commission only

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTH COAST ENERGY, INC.

November 13, 1996             /s/ Charles M. Lombardy, Jr.
                              --------------------------------------------
                              Charles M. Lombardy, Jr.

                              Chief Executive Officer and Director

November 13, 1996             /s/ Tim Wagers
                              --------------------------------------------
                              Tim Wagers

                              Principal Accounting and Financial Officer