Form 10-Q
period 1996-12-31
NORTH COAST ENERGY INC / DE/
filed 1997-02-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

            __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                Class                         Outstanding at February 13, 1997
-----------------------------------           --------------------------------
  Common Stock, $.01 par value                              8,067,589

                            NORTH COAST ENERGY, INC.


                                                                     Page No.
                                                                     ---------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
     March 31, 1996 (Audited) and December 31, 1996 (Unaudited)         2

Unaudited Consolidated Statements of Operations -
     For the Three and Nine Months Ended December 31, 1995 and 1996     4

Unaudited Consolidated Statements of Cash Flows -
     For the Nine Months Ended December 31, 1995 and 1996               5

Unaudited Notes to Consolidated Financial Statements                    7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                          11


PART II - OTHER INFORMATION                                            18

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and December 31, 1996

                                   (Unaudited)



                                                    March 31,       December 31,
                                                      1996              1996
                                                      ----              ----
ASSETS

CURRENT ASSETS
 Cash and equivalents                             $  1,551,748     $  2,608,509
 Accounts receivable:
  Trade                                              1,339,601        1,388,819
  Affiliates                                            97,993           61,975
 Inventory                                              85,235          161,088
 Deferred income taxes                                  41,000           41,000
 Refundable income taxes                               115,000           86,963
 Other, net                                             22,097           33,210
                                                  ------------     ------------
        Total current assets                         3,252,674        4,381,564
                                                  ------------     ------------

PROPERTY AND EQUIPMENT, at cost
 Land                                                  122,699           93,437
 Oil and gas properties (successful
  efforts)                                          23,769,853       24,522,647
 Pipelines                                           3,696,277        4,090,449
 Vehicles                                              427,920          473,178
 Furniture and fixtures                                453,718          500,849
 Building and improvements                             145,539          787,301
                                                  ------------     ------------
                                                    28,616,006       30,467,861
 Less-Accumulated depreciation, depletion,
  amortization and impairment                      (11,879,077)     (12,335,498)
                                                  ------------     ------------
                                                    16,736,929       18,132,363

OTHER ASSETS, net                                      253,206          137,677
                                                  ------------     ------------

                                                  $ 20,242,809     $ 22,651,604
                                                  ============     ============














       The accompanying notes are an integral part of these Balance Sheets




                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and December 31, 1996

                                   (Unaudited)

                                                                 March 31,            December 31,
                                                                   1996                    1996
                                                                ----------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                            $    213,060         $    244,500
  Accounts payable                                                2,481,558            1,776,307
  Accrued expenses                                                  280,565              326,976
  Billings in excess of costs on
   uncompleted contracts                                            637,347            1,864,754
                                                               ------------         ------------

            Total current liabilities                             3,612,530            4,212,537
                                                               ------------         ------------

LONG-TERM DEBT, net of current portion                            8,954,574           11,594,710

DEFERRED INCOME TAXES, net                                          357,100              173,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A, 6% Non-Cumulative Convertible Preferred
        stock, par value $.01 per share; 563,270 shares
        authorized; 305,200 and 300,090 issued and
        outstanding (aggregate liquidation value of
        $3,050,200 and $3,000,900, respectively)                      3,052                3,001

    Series B, Cumulative Convertible Preferred stock,
        par value $.01 per share; 625,000 shares autho-
        rized; 464,665 issued and outstanding
        (aggregate liquidation value of $4,646,650)                   4,647                4,647

    Undesignated Serial Preferred stock, par
         value $.01 per share; 811,730 shares
         authorized; none issued and outstanding                       --                   --

    Common stock, par value $.01 per share;
         40,000,000 shares authorized; 8,040,148
         and 8,076,589 issued and outstanding                        80,402               80,766

    Additional paid-in capital                                   12,082,969           12,105,788
    Retained deficit                                             (4,852,465)          (5,523,145)
                                                               ------------         ------------

         Total stockholders' equity                               7,318,605            6,671,057
                                                               ------------         ------------

                                                               $ 20,242,809         $ 22,651,604
                                                               ============         ============

       The accompanying notes are an integral part of these Balance Sheets



                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended December 31, 1995 and 1996

                                   (Unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                     ----------------------              --------------------
                                                                     1995               1996             1995             1996
                                                                     ----               ----             ----             ----
REVENUE:
  Oil and gas production                                       $   622,504        $   767,086        $ 1,943,384        $ 2,351,219
  Drilling revenues                                              1,729,840               --            2,032,840          1,442,700
  Well operating, transportation and other                         306,769            409,914          1,175,188          1,456,699
  Administrative and agency fees                                   275,900            245,772            707,423            670,733
                                                               -----------        -----------        -----------        -----------
                                                                 2,935,013          1,422,772          5,858,835          5,921,351
COSTS AND EXPENSES:
  Oil and gas production expenses                                  144,900            193,481            556,439            601,596
  Drilling costs                                                 1,253,668             91,900          1,611,114          1,288,538
  Oil and gas operations                                           199,549            114,468            602,984            755,934
  General and administrative expenses                              738,214            698,157          2,065,645          1,955,078
  Depreciation, depletion, amortization, and
    other                                                          609,149            466,390          1,572,609          1,046,022
  Abandonment of oil and gas properties                             66,392             14,017             66,392             58,860
                                                               -----------        -----------        -----------        -----------
                                                                 3,011,872          1,578,413          6,475,183          5,706,028
                                                               -----------        -----------        -----------        -----------

(LOSS) INCOME FROM OPERATIONS                                     ( 76,859)          (155,641)          (616,348)           215,323
                                                               -----------        -----------        -----------        -----------

OTHER INCOME
  Interest                                                          13,987             11,155             50,948             38,290
  Other                                                                 99             24,049              7,757             48,873
  Gain (loss) on sale of property and equipment                     10,027              1,806             18,970            ( 8,968)
                                                               -----------        -----------        -----------        -----------
                                                                    24,113             37,010             77,675             78,195
                                                               -----------        -----------        -----------        -----------
OTHER EXPENSE
  Interest                                                         203,556            283,219            576,420            795,323
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                                          (256,302)          (401,850)        (1,115,093)          (501,805)

CREDIT FOR TAXES ON INCOME
  Current                                                             --                 --              (61,000)              --
  Deferred                                                        (113,000)          (131,000)          (394,000)          (155,000)
                                                               -----------        -----------        -----------        -----------
                                                                  (113,000)          (131,000)          (455,000)          (155,000)
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $  (143,302)       $  (270,850)       $  (660,093)       $  (346,805)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE (primary and
  fully diluted)                                                     $(.04)             $(.05)            $(.15)              $(.10)
                                                               ===========        ===========        ===========        ===========




    The accompanying notes are an integral part of these Financial Statements


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended December 31, 1995 and 1996

                                   (Unaudited)


                                                            December 31,   December 31,
                                                               1995           1996
                                                            ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (660,093)  $  (346,805)
 Adjustments to reconcile net loss to cash provided by
  operating activities-
   Depreciation, depletion, amortization and other            1,572,609     1,046,022
   Abandonment of oil and gas properties                         66,392        58,860
   (Gain) loss on sale of property and equipment                (18,970)        8,968
   Deferred income taxes                                       (394,000)     (155,000)
   Change in:
    Accounts receivable                                         (40,274)      (13,200)
    Other current assets                                         49,967       (87,729)
    Other assets                                                 57,492        35,209
    Accounts payable                                         (1,157,701)     (655,954)
    Accrued expenses                                           (184,222)       46,411
    Billings in excess of costs on uncompleted contracts      2,350,294     1,227,407
                                                            -----------   -----------

    Total adjustments                                         2,301,587     1,510,994

    Net cash provided by operating activities                 1,641,494     1,164,189

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (2,155,901)   (1,905,286)
  Proceeds on sale of property and equipment                     12,253       171,569
                                                            -----------   -----------

     Net cash used for investing activities                  (2,143,648)   (1,733,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to finance property and
  equipment additions                                          (236,422)      (70,962)
 Borrowings under revolving credit facility                   1,650,000     2,080,000
 Borrowings under note payable to stockholder                 1,000,000        63,579
 Repayments of borrowings under revolving credit facility      (890,003)         --
 Payments on long-term debt                                     (80,529)     (109,553)
 Cash paid for deferred financing cost                          (47,353)      (12,900)
 Distributions and dividends                                   (533,698)     (323,875)
                                                            -----------   -----------
    Net cash provided by financing activities                   861,995     1,626,289

INCREASE IN CASH AND EQUIVALENTS                            $   359,841   $ 1,056,761





   The accompanying notes are an integral part of these Financial Statements.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             For the Nine Months Ended December 31, 1995 and 1996

                                 (Unaudited)


                                                              1995              1996
                                                              ----              ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               $2,366,660     $     1,551,748
                                                          ----------     ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                     $2,726,501     $     2,608,509
                                                         ===========     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                $  539,329     $       721,489
  Income taxes                                                71,135                 -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Long-term debt incurred for the purchase of property
    and equipment                                         $   91,365     $       637,549

Accounts payable incurred for the purchase of property
 and equipment                                               140,501              44,797

Accounts payable from interest incurred on long term debt    (44,055)                 -

Stock bonus given to employees                                   -                23,132













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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            33.7%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            27.0%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            25.5%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            34.8%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      30.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    26.0%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    25.7%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    26.5%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    25.3%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    39.5%
         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    30.3%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    31.0%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    30.0%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    30.0%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%
         All significant intercompany accounts and transactions have been eliminated.

Note 2.     Long-Term Debt
                                                                               March 31, 1996  December 31, 1996
                                                                               --------------  -----------------
         Long-term debt consists of the following:

         Revolving credit notes payable - bank                                    $ 7,560,000      $ 9,640,000

         Notes payable to stockholder with interest at prime
         plus 1% and 8%                                                             1,386,842        1,432,370

         Mortgage note payable to a bank, secured by land and
         a building, requiring monthly payments of approximately
         $1,019 (including interest at 8%) through July 2003                           67,842           62,052

         Mortgage note payable to a bank, secured by land and a building, requiring monthly payments of approximately $5,248 (including interest at 8.58%) through May 2001 over a five year period,
         at an interest rate to be renegotiated.                                          --           528,468

         Various installment notes payable, in aggregate monthly
         installments (including interest) of $11,012 at March 31,
         1996, and $10,371 at December 31, 1996.                                      152,950          176,320
                                                                                  -----------      -----------
                                                                                    9,167,634       11,839,210

         Less current portion                                                         213,060          244,500
                                                                                  -----------      -----------
                                                                                  $ 8,954,574      $11,594,710
                                                                                  ===========      ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

         The Company's credit agreement with its lender was amended August 30, 1996 increasing its reducing revolving line of credit to $20,000,000. Available borrowings under this agreement are computed based on a borrowing base determined semi-annually by the lender, based upon the Company's financial position, and level of oil and gas and pipeline based reserves and are further based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 at December 31, 1996). The borrowing base is reduced monthly by an amount determined by the lender at the semi-annual borrowing base determination. On December 2, 1996, the agreement was again amended, increasing the Company's borrowing base to $10,200,000, with required monthly reductions of $110,000 beginning on May 1, 1997. In addition, the amendment also provides that the payment of dividends with respect to the Capital Stock of the Company is prohibited. Available borrowings under the revolving line of credit were $420,000 at December 31, 1996, and may subsequently change based on the semi-annual reserve study and borrowing base determination. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1998.

         Amounts outstanding under the reducing revolving line of credit, which were $9,640,000 at December 31, 1996, bear interest at the lending bank's prime rate plus 1-1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum shareholders' equity and a minimum debt coverage ratio, all as defined. The Company was in compliance with or had received waivers with respect to all covenants as of December 31, 1996.

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

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)


Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                             March 31,      December 31,
                                                               1996              1996
                                                               ----              ----
               Billings on uncompleted contracts          $ 1,518,486      $  3,033,930
               Costs incurred on uncompleted contracts        881,139         1,169,176
                                                          -----------      ------------
                                                          $   637,347      $  1,864,754
                                                          ===========      ============


Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance or road bond deposits against damage.

         At December 31, 1996, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $856,000 for tangible well equipment and pipeline construction. This commitment is expected to be realized by August 1997.

Note 5.  Conversion Offer

         On December 20, 1996, the Company commenced a conversion offer to its preferred shareholders (Series A and B) to convert their shares into common stock. The Series A preferred shareholder conversion rate is 2.3 shares of common stock for each share of Series A with the Company offering an additional 2.7 shares of common stock as an incentive for conversion. The preferred Series B shareholder's conversion rate is
         5.75 shares of common stock for each share of Series B preferred with the Company offering an additional 2.25 shares of common stock as an incentive for conversion.

         The conversion offer will remain open to Series A and B preferred shareholders until 5:00 p.m. Cleveland, Ohio time on February 28, 1997. As of February 12, 1997, 61.6% of the Series A non-cumulative convertible preferred and 39.3% of the cumulative convertible Series B preferred holders have tendered their shares for conversion. The holders of preferred stock may withdraw their shares up until the expiration of the offer. For purposes of computing earnings per share at December 31, 1996, dividends in arrears on the cumulative convertible Series B preferred stock were $116,166 which assumes no conversion of the Series B preferred shares.

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

         The following table is a review of the results of operations of the Company for the nine months ended December 31, 1995 and 1996. All items in the table are calculated as a percentage of total revenues.



                                                    Three Months    Nine Months
                                                        Ended          Ended
                                                     December 31,    December 31,
                                                    -------------    -----------
                                                    1995     1996    1995   1996
                                                    -------------    -----------
Revenues:
--------
  Oil and gas production                             21%    52%       33%    39%
  Drilling revenues                                  59      0        34     24
  Well operating, transportation and other           10     28        20     24
  Administrative and agency fees                      9     17        12     11
  Other                                               1      3         1      2
                                                     --     --        --     --

        Total Revenues                              100%   100%      100%   100%
                                                    ---    ---       ---    ---


Expenses:
   Oil and gas production expenses          5%    13%     9%    10%
   Drilling costs                          42      6     27     21
   Oil and gas operations                   7      8     10     13
   General and administrative expenses     25     48     35     33
   Depreciation, depletion, amortization
     impairment and other                  21     32     27     17
   Abandonment of oil and gas properties    2      1      1      1
   Provision for taxes on income           (4)    (9)    (8)    (2)
   Other                                    7     19     10     13
                                           ---   ---    ---    ---

         Total Expenses                   105%   118%   111%   106%
                                           ---   ---    ---    ---

Net Loss                                  (5%)   (18%)  (11%)   (6%)
                                          ===    ===    ===    ===

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and nine months ended December 31, 1996 and 1995. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 TO NINE MONTHS ENDED DECEMBER 31, 1995.

REVENUES

     Oil and gas production revenues increased $407,835 (21%) to $2,351,219 for the nine months ended December 31, 1996 compared to $1,943,384 for the nine months ended December 31, 1995. The increase in production revenues were a result of increased oil and natural gas production and prices. The average gas price the Company received increased to $2.39 per Mcf for the nine months ended December 30, 1996 compared to $2.06 per Mcf for the nine months ended December 31, 1995. The average oil price the Company received increased to $20.18 per Barrel for the nine months ended December 31, 1996 compared to $16.73 per Barrel for the nine months ended December 31, 1995.

     Drilling Revenues decreased by $590,140 (29%) for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995 due to the decrease in the number of wells recognized in revenue for the period. The Company recognized revenues for the nine months ended December 31, 1996 on 14 wells as compared to 17 wells for the nine months ended December 31, 1995. The decrease in the number of wells recognized in drilling revenues was due to the decrease in the amount of funds raised during comparable periods coupled with weather considerations. The Company anticipated it would have less wells to drill due to a reduction in the amount of funds raised for the fiscal 1997 Drilling Programs caused by the uncertainties arising from the purchase of North Coast stock by Lomak Petroleum, Inc., now a principal stockholder of the Company ("Lomak"). In addition, management delayed the completion of 4 wells in progress in the third quarter ended December 31, 1996 due to cash flow considerations stemming from legal costs associated with the Lomak litigation and weather conditions. Although the Company did not recognize drilling revenue on these 4 wells for the nine months ended December 31, 1996, it is expected that the revenue on these wells in progress will be recognized in the Company's fourth quarter. Also, the amount of funds raised in the fiscal 1997 Drilling Programs was $3,015,000 compared to $6,460,000 for the fiscal 1996 Drilling Programs which reduced the number of wells in work in progress from 41 at December 31, 1995 to 21 at December 31, 1996.


     Revenues generated from well operating, transportation and other increased $281,511 (24%) for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This increase was primarily due to an increase in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions and Company resources available.

EXPENSES

         Drilling costs for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995 decreased $322,576 (20%) due to the decreased number of wells completed between comparable periods. The gross profit margin decreased from 21% for the nine months ended December 31, 1995 to 11% for the nine months ended December 31, 1996 primarily due to additional completion cost over the estimated accrued costs for wells recognized in revenue in prior periods coupled with overhead expenses being allocated to drilling costs in the third quarter without any corresponding drilling revenue.

         Oil and gas operations expense increased $152,950 (25%) for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995. This increase was primarily due to the increase in unaffiliated third party gas purchases related to unaffiliated third party gas sales as discussed above. The profit margin on unaffiliated third party gas sales for the current period was 6%.

         General and administrative expenses decreased only $110,567 (5%) for the nine months ended December 31, 1996 compared with the nine months ended December 31, 1995 due to an increase in legal and consulting expenses of approximately $215,000 associated with the litigation with Lomak which was settled on November 12, 1996. This decrease in general and administrative expenses was primarily due to costs savings derived from reduced salaries and associated employee benefits when the Company reduced the size of its staff.

         Depreciation, depletion, amortization, impairment and other decreased $526,587 (33%) for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which decreased the basis of the properties being depleted for future periods.

         Interest expense increased to $795,323 for the nine months ended December 31, 1996 from $576,420 for the nine months ended December 31, 1995. This increase was primarily due to the Company's additional borrowings on its reducing revolving credit facility. At December 31, 1996, $9,640,000 was outstanding under the Company's Credit Facility, as compared to $6,810,000 at December 31, 1995.

         Operating income for the nine months ended December 31, 1996 increased $831,671 to $215,323 compared to an operating loss of $616,348 for the nine months ended December 31, 1995. The Company's net loss was $346,805 for the nine months ended December 31, 1996 compared to a net loss of $660,093 for the nine months ended December 31, 1995.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 TO THREE MONTHS ENDED DECEMBER 31, 1995.

REVENUES

         Oil and gas production revenues for the three months ended December 31, 1996 increased $144,582 (23%) to $767,086 compared to $622,504 for the prior corresponding period. Both oil and natural gas production increased as well as the average price received for the period. Oil production increased 31% while gas production increased 4% for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The average price for the three months ended December 31, 1996 the Company received for natural gas was $2.34 per Mcf while the average price for oil was $20.56 compared to the average prices received for the three months ended December 31, 1995 of $2.06 per Mcf for natural gas and $16.36 for oil.

         The Company recognized revenue on the drilling of thirteen wells for the three months ended December 31, 1995 compared to no revenue recognized for the three months ended December 31, 1996 resulting in a decrease in drilling revenue of $1,729,840. The decrease in wells recognized in drilling revenues was due to the decrease in the amount of funds raised between periods caused by the Lomak situation coupled with weather and cash flow considerations as mentioned above for the nine months ended December 31, 1996. It is anticipated that the revenue on the 4 wells drilled will be recognized as the wells are completed in the quarter ending March 31, 1997.

         Revenues generated from well operating, transportation and other increased $103,145 (34%) for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This increase was primarily due to an increase in the number of wells operated by the Company and an increase in the amount of gas being transported through the Company's gathering system.


EXPENSES

         Oil and gas operations expense decreased $85,081 (43%) for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This decrease primarily reflects reduced operating staff and cost cutting measures relating to lease acquisition activities.

         General and administrative expenses decreased only $40,057 (5%) for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to an increase in legal and consulting expenses of approximately $215,000 associated with the litigation with Lomak which was settled on November 12, 1996. This decrease in general and administrative expenses was primarily due to costs savings derived from reduced salaries and associated employee benefits when the Company reduced the size of its staff.

         Depreciation, depletion, amortization, impairment and other decreased $142,759 (23%) for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which decreased the basis of the properties being depleted for future periods.

         Interest expense increased to $283,219 for the three months ended December 31, 1996 from $203,556 for the three months ended December 31, 1995. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility.

         For the three months ended December 31, 1996 loss from operations increased $78,782 to $155,641 compared $76,859 for the three months ended December 31, 1995 due primarily to the decrease in revenues from drilling activities and the increase in legal and consulting expenses relating to the Lomak situation.


INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be effected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of the supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $20.18 and $16.73 per barrel in the nine months ended December 31, 1996 and 1995, respectively, and $2.39 and $2.06 per Mcf for natural gas in the nine months ended December 31, 1996 and 1995, respectively. The general market for natural gas in the Appalachian Basin has rebounded somewhat reflecting the colder Appalachian area weather which caused a draw-down in storage supplies of natural gas during the 1995/1996 winter. The reasons for the previously weak natural gas prices and recent increases in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Although there has been a decline in gas prices during the summer months compared to the winter of 1995/1996, the demand for gas by storage facilities has continued to keep gas prices above last year. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was approximately $169,000 at December 31, 1996 compared to approximately negative $360,000 at March 31, 1996. The increase of $529,000 in working capital from March 31, 1996 reflects additional borrowings during the nine months ended December 31, 1996. An amendment to the Credit Facility increased the Company's borrowing base from $9,500,000 at March 31, 1996 to $10,200,000 at December 2, 1996. As of December 31, 1996, the
Company had $9,640,000 outstanding under its Credit Facility. North Coast's current ratio was 1.04 to 1.0 at December 31, 1996 and .90 to 1.0 at March 31, 1996.

         The following table summarizes the Company's financial position at March 31, 1996 and December 31, 1996:

(Amounts in Thousands)              March 31, 1996        December 31, 1996
                                    --------------        -----------------
                                    Amount       %       Amount        %
                                  --------      --       ------        --
Working capital                   $   (360)     (2%)   $    169         1%
Property and equipment (net)        16,737     100%      18,132        98%
Other                                  253       2%         138         1%
                                  --------     ---     --------       ---
   Total                          $ 16,630     100%    $ 18,439       100%
                                  ========     ===     ========       ===

Long-term debt                    $  8,954      54%    $ 11,595        63%
Deferred income taxes                  357       2%         173         1%
Stockholders' equity                 7,319      44%       6,671        36%
                                  --------     ---     --------       ---
   Total                          $ 16,630     100%    $ 18,439       100%
                                  ========     ===     ========       ===


CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the nine months ended December 31, 1995 and 1996:

                                                      Nine Months Ended December 31,
                                                      ------------------------------
(Amounts in Thousands)                                 1995                      1996
                                                       ----                      ----
                                              Amount           %        Amount        %
                                              ------          ---       ------       ---
Net cash provided operating activities       $ 1,642           66%     $ 1,164        42%
Net cash used for investing activities        (2,144)         (86%)     (1,733)      (62%)
Net cash provided by financing activities        862           34%       1,626        58%
                                             -------      -------      -------      ----

Increase in cash and equivalents             $   360          (14%)    $ 1,057        38%
                                             =======      =======      =======      ====


      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow provided by operating activities decreased approximately $478,000 for the nine months ended December 31, 1996 compared to the period ended December 31, 1995. This decrease reflects the decrease in the amount of funds raised in Drilling Programs for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995.

         Net cash used for investing activities decreased to approximately $1,733,000 for the nine months ended December 31, 1996 from approximately $2,144,000 for the nine months ended December 31, 1995. This decrease was offset somewhat by the Company's acquisition of a building to house its corporate headquarters. The decrease in the purchase of equipment reflects the Company's ability to transfer equipment from non-productive wells it owns to wells being drilled and completed in Drilling Programs, thereby, reducing the overall obligation of the Company to fund the tangible equipment for these Drilling Programs.

         Net cash provided by financing activities increased approximately $764,000 for the nine months ended December 31, 1996 compared to the prior period. This increase reflects the increase in borrowings on the Company's credit facilities coupled with the reduced amount of dividends paid for the nine months ended December 31, 1996 compared to December 31, 1995.

         On September 20, 1993 the Company entered into an agreement with an affiliate of its lender to provide a reducing revolving line of credit of up to $10,000,000, effective August 30, 1996 this amount was increased to $20,000,000(the "Credit Facility"). The Credit Facility (as amended on December 2, 1996) provided the Company with available borrowings of $10,200,000 at December 31, 1996 based upon the Company's financial position and level of oil and natural gas and pipeline-based reserves, with available borrowings reducing $110,000 at the first of each month, commencing May 1, 1997. Available borrowings are also subject to a reduction based upon the amount of outstanding letters of credit used to support certain bonding requirements ($140,000 as of December 31, 1996). The Credit Facility provides that availability is subject to adjustment based upon the Company's semi-annual reserve study and is subject to certain covenants (see Note 4 to the Company's March 31, 1996 financial statements). Also, the amendment of December 2, 1996 provides that the payment of dividends with respect to the capital stock of the Company is prohibited. As of December 31, 1996, the Company had $9,640,000 outstanding under the Credit Facility. At December 31, 1996 the Company was in violation of its debt coverage ratio and equity ratio, although, these violations were waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. Also, at December 31, 1996, the Company had approximately $62,052 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at December 31, 1996 was $528,468.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivable, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, the Company has two loans with Lomak. The first loan of $335,000 ($304,791 outstanding on December 31, 1996) bears an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at December 31, 1996). The amounts outstanding under the terms of the Company's financing arrangement are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility. Repayment of the loan is in cash, based upon a percentage of the net monthly revenues received from certain previously acquired properties.

         The second loan in the amount of $1,000,000 is unsecured and may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of December 31, 1996, the balance of the loan and accrued interest was $1,127,579. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

         On or about September 4, 1996 Lomak purchased approximately 47% of the voting power of the Company from two of the Company's largest stockholders, NAGIT, USA (NAGIT) and Bruce E. Brocker. At the Company's annual meeting of stockholders, Lomak presented proxies representing the shares acquired from these shareholders and indicated its intention to nominate and elect two directors in the class whose terms were scheduled to expire at that meeting. Due to concerns about the validity of such proxies, the annual meeting was adjourned to a later date. On September 11, 1996, the meeting was reconvened. At the reconvened meeting, the Company recognized the NAGIT proxy, but reserved its rights with respect to the proxy executed by Mr. Brocker. Litigation among the Company, Lomak and Mr. Brocker then ensued. The parties reached a settlement with respect to that litigation on November 12, 1996.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to the uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company and the other matters described above, the Company's ability to market its Drilling Programs was adversely affected. The Company raised $6,460,000 in its fiscal 1996 Drilling Programs compared to $3,015,500 for fiscal 1997 Drilling Programs. Consequently, demands on the Company's capital resources have increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation and evaluating the Company's strategic alternatives. This has necessitated actions by the Company to alter its growth oriented business plan in order to conserve cash. On October 21, 1996, the Company initiated layoffs of its staff coupled with a temporary reduction or deferment in wages to many of its remaining employees and initiated additional cost cutting measures to increase the Company's cash flow.

         Also, the Company's Board of Directors determined that payment of dividends on preferred stock would not be made in an effort to conserve cash and that conversion of the Company's convertible preferred stock to common stock would allow the Company to focus on enhancing its Common Stock value. On December 20, 1996, the Company commenced a conversion offer to its preferred shareholders (Series A and B) to convert their shares into common stock. The Series A preferred shareholder's conversion rate is 2.3 shares of common stock for each share of Series A preferred with the Company offering an additional 2.7 shares of common stock as an incentive for conversion. The Series B preferred shareholder's conversion rate is 5.75 shares of common stock for each share of Series B preferred with the Company offering an additional 2.25 shares of common stock as an incentive for conversion.

         With the settlement of the Lomak litigation, the Company and representatives of Lomak have begun the process of reassuring North Coast's broker/dealer network and its Drilling Program investors that the North Coast/ Lomak alliance is positive. This process began at the beginning of December assisting the Company in raising $2,115,000 in its second Drilling Program of the year. Management anticipates that it will continue to meet with the broker/dealer community while the first Drilling Program of fiscal 1998 is being marketed.

         While North Coast made a modest recovery of its fiscal 1997 Drilling Program sales it was far short of the Company projections. With the reduction of the Drilling Program activity and the need to conserve cash, the Company's ability to monetize equipment it owns on productive wells and increase profitably through the Drilling Programs has been adversely affected. It may be necessary for the Company to secure additional sources of capital or financing for its future projects and to fund its obligations. In the event that available borrowings under the Credit Facility are not sufficient or additional financing cannot be obtained, the Company would be required to continue its current efforts to conserve cash resources. In order to accomplish this objective, the Company believes