Form 10-K
period 1997-03-31
NORTH COAST ENERGY INC / DE/
filed 1997-06-30
CIK 839950

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

              X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

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

     Registrant's telephone number, including area code:(216) 425-2330

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

               WARRANTS TO PURCHASE COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                Yes X. NO _____.
                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 19, 1997, the Registrant had outstanding 10,667,521 shares of Common Stock, 76,106 shares of Series A Preferred Stock, 268,264 shares of Series B Preferred Stock, Warrants to purchase 3,375,000 shares of Common Stock and Representative Warrants to purchase 50,000 units, each consisting of one share of Series B Preferred Stock and five warrants to purchase 1.15 shares of Common Stock.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 19, 1997 was $4,844,201 which value has been computed on the basis of $.875 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on the NASDAQ system.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

                                Part of Form 10-K
                                -----------------

                       Part III (Items 10, 11, 12, and 13)

                       Document Incorporated by Reference
                       ----------------------------------

Portions of the Registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Stockholders.

Except as otherwise indicated, the information contained in this Report is as of March 31, 1997.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         North Coast Energy, Inc., a Delaware corporation ("North Coast" or the "Company") is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on its acquisition of proved undeveloped properties and on the drilling and development of such properties. The Company develops these properties in conjunction with drilling programs ("Drilling Programs") which the Company sponsors and manages. The Drilling Programs are funded through the sale of partnership interests to investors and by contributions from the Company. The Company currently obtains an interest of approximately 20% in each Drilling Program for which it contributes (either in cash or in kind) organizational and tangible equipment costs and drill sites. As used in this Annual Report on Form 10-K, the terms "Company" and "North Coast" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires.

         As of March 31, 1997, the Company serves as the managing general partner of 25 Drilling Programs and operates 654 wells, 368 of which are operated for the Drilling Programs. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 185 miles of natural gas gathering pipelines which transport gas from 578 Company operated wells. At March 31, 1997, the Company had estimated net proved reserves of approximately 17 Bcf of natural gas and 120,000 barrels of oil.

                  The Company began operations in 1981 with the formation of its first Drilling Program. In 1987, the Company expanded its operations by acquiring Capital Oil & Gas, Inc. which also operated in the Appalachian Basin. In 1990, the Company acquired the assets and properties of 21 Drilling Programs which it had sponsored through an exchange offer (the "Exchange Offer") which resulted in the Company becoming public and traded on NASDAQ. Subsequently, the Company has continued its original business strategy and now serves as the managing general partner of 25 Drilling Programs.

         Subsidiaries. The Company's sole active subsidiary is NCE Securities, Inc., ("NCE Securities") a member of the NASD and a broker dealer registered with the SEC and licensed in three states. NCE Securities' only business activity is the performance of its responsibilities as placement agent and, to a limited degree, the sale of partnership interests in North Coast sponsored Drilling Programs.

EXPLORATION AND DEVELOPMENT

         Exploration and development activities conducted by the Company have involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties in conjunction with Drilling Programs and joint ventures. Management has chosen to sponsor limited partnerships and joint ventures to increase the funds available to the Company and enable it to engage in a greater number of drilling opportunities. In addition, the Drilling Programs add to the Company's reserves and produce additional sources of income for the Company, including revenues from serving as general contractor for drilling operations, management services, oilfield service operations and gas-gathering, and marketing services which are provided to the Drilling Programs.

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

AREAS OF OPERATION

         The Appalachian Basin is located in close proximity to major natural gas markets in the northeast United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of Appalachian Basin production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions. The Appalachian Basin is the oldest gas and oil producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Historically, most production in the Appalachian Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized as long-lived reserves which generally produce for more than 20 years.

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

         The Company also maintains leasehold acreage in portions of Pennsylvania and West Virginia with other potential producing formations. Although there are variances in the nature and characteristics of these producing formations, they are generally typical of the Appalachian area.

ACQUISITION OF PROPERTIES

         North Coast continually evaluates undeveloped prospects originated by its staff or other independent geologists as well as other gas and oil companies. If review of a prospect indicates that it may be geologically and economically attractive, the Company will attempt to obtain a lease of the mineral rights on the acreage.

         Typically, the Company will acquire the entire working interest in a lease in consideration of paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest. After obtaining these drilling rights, the Company continues to evaluate the properties for potential drilling. Substantially all of the Company's drilling operations are currently conducted in conjunction with the Drilling Programs. If a prospect is selected for drilling through a Drilling Program, the Company assigns the minimum required acreage for a well to such entity. In such a case, the Company retains the balance of the leasehold acreage for future drilling.

         In 1994, the Company acquired certain oil and gas interests in Erie and Crawford Counties in northwestern Pennsylvania previously owned by a private company. These properties include the entire working interest in 163 producing wells, 43 miles of gas gathering lines and drilling locations.

         The Company intends to continue to review potential acquisitions of oil and gas properties, but has no commitment with respect to any material acquisition.

DRILLING PROGRAMS

         From the Company's inception in 1981 through March 31, 1997, North Coast has sponsored 46 Drilling Programs to engage in oil and gas drilling and development operations. Public Drilling Programs accounted for 7 of these programs, while 39 were sold through private placements. Twenty-one of the twenty-two partnerships were dissolved as a result of the Exchange Offer and, therefore, the Company currently is managing 25 Drilling Programs.

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

         Interests in North Coast's Drilling Programs are sold to investors through securities dealers registered with the NASD. In each program, NCE Securities, Inc., acts as placement agent and enters into selling agreements with a number of broker-dealers to assist it in selling the interests.

                  The Drilling Programs raised $8.4 million during fiscal 1995 and $6.5 million during fiscal 1996 and $3.0 million during fiscal 1997 from investors. The Company believes that the decrease from fiscal 1995 to fiscal 1996 was primarily due to the uncertainties related to natural gas prices and the decrease from fiscal 1996 to fiscal 1997 was primarily related to the uncertainties related to the purchase of approximately 47% of the Company's voting stock outstanding on September 4, 1996 by Lomak Petroleum, Inc. ("Lomak"). North Coast intends to continue its efforts to market its Drilling Programs and increase the number of wells drilled. If it is unsuccessful in obtaining capital through future Drilling Programs, the Company would anticipate seeking access to other sources of capital and, if unavailable, altering its business plan.

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

OIL FIELD SERVICE OPERATIONS

         As of March 31, 1997, the Company operated 654 wells, all of which were located in Ohio and Pennsylvania. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis. The Company also subcontracts certain oil field operations.

         The Company receives a monthly operating fee for each producing well it operates and is reimbursed for most third party costs associated with operations and production of the wells. The Drilling Programs each pay the Company their specified operating fee based upon the investors' aggregate interest in the Drilling Program wells, exclusive of the Company's ownership interest.

GAS-GATHERING ACTIVITIES

         In connection with the drilling and development of the wells which it operates, the Company has constructed and owns approximately 185 miles of natural gas-gathering pipelines in various counties throughout eastern Ohio and western Pennsylvania. These pipelines carry natural gas from the wellhead to the gas transmission systems of various utilities for sale to such utilities, to natural gas brokers purchasing gas for resale to others or to industrial purchasers pursuant to self-help gas purchase arrangements. These systems gathered gas from 578 wells as of March 31, 1997. Since early calendar 1992, the Company has increased its construction of new pipelines and the establishment of compressor facilities in order to expand the number of purchasers available to the Company.

         For such gas-gathering services, the Company collects certain allowances from public utilities, end-users or other natural gas purchasers (including natural gas brokers). These gathering fees or transportation allowances averaged approximately $.20 per Mcf of natural gas at March 31, 1997.

MARKETS

         The ability of the Company to market oil and gas depends to an extent, on factors beyond its control. The potential effects of governmental regulation and market factors including alternative domestic and imported energy sources, available pipeline capacity, and general market conditions are not entirely predictable.

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

         The length of the contracts as defined in the "Term" provision in the Company's gas purchase agreements vary widely. Additionally, several of the Company's contracts provide for monthly pricing which are derived from published NYMEX or Appalachian price indexes. The Columbia Transmission (TCO) and Consolidated Natural Gas (CNG) Index prices, which create a basis for spot sales prices in the Mid Atlantic and northeastern United States, ranged from $1.87 to $4.50 per Mcf during fiscal 1997. As of March 31, 1997, approximately one-third of the Company's natural gas contracts are fixed price contracts with industrial end-users. The prices received from these contracts range between $1.97 and $4.43 per Mcf,with one-half of these contracts being committed for more than one year. The remainder of the Company's natural gas contracts are with utilities and marketers. Approximately 90% of the wells operated by the Company which produce gas to fulfill the contractual obligations to utilities and marketers during the summer months, contain fixed prices ranging from $1.75 to $2.70 per Mcf. In addition, one-third of these wells contain market sensitive provisions during the winter months. The range of Appalachian unit pricing during the winter of 1996/1997 was from $1.87 to $4.50 per Mcf.

         Due to the seasonal supply and demand market pressures, prices paid by purchasers will continue to fluctuate for the next several years. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts so as to maintain flexibility to react to those fluctuating prices. Due to rising market conditions, the duration of recently renegotiated fixed price contracts has been limited to a year or less. Should market trends change (weaken), the Company will endeavor to commit a larger portion of its natural gas to longer term arrangements to optimize revenues derived from these sales.

         During the past several years an over abundance of natural gas supplies and promulgation of State and Federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. More recently, regional natural gas shortages occurred, fueling the uncertainty of future pricing. It is likely that supply and demand factors will continue to be the driving force in the evolving marketplace.

         Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price which is offered to all producers. The Company received an average price of $20.65 per barrel for its oil during fiscal 1997; however, during the last several years prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. To the extent that the prices which the Company receives for its crude oil decline from current levels, revenues from oil production will be reduced accordingly.

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

EMPLOYEES

         At March 31, 1997, the Company had 38 employees, including 15 field employees. No employees are represented by a union and the Company believes that it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS.

         This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in the fiscal 1998 Drilling Programs, and the ability to locate productive oil and gas prospects for development by the Company.

ITEM 2.  PROPERTIES.

Oil and Gas Properties
----------------------

         In the following tables, "gross" refers to the total acres or wells in which the Company has a working interest and "net" refers to gross acres or wells multiplied by the Company's percentage working interests therein. Royalty interests held by the Company will not affect the Company's working interests (net wells) in its properties and will not be reflected in net wells.

         PROVED RESERVES. The following table reflects the estimates of the Company's Proved Reserves as of March 31, 1997.

                                    RESERVES

                  Oil Reserves (Bbls):
                    Proved Developed                     120,200
                    Proved Undeveloped                         0
                                                         -------
                             Total                       120,200

                  Gas Reserves (Mcf):

                    Proved Developed                  14,472,000
                    Proved Undeveloped                 2,487,000
                                                      ----------
                             Total                    16,959,000

         PRODUCTION. The following table summarizes the net oil and gas production (on a rounded basis), average sales prices, and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                   PRODUCTION

                               Production                        Sales Price                Average Lifting
Years Ended                 Oil         Gas                                                 Cost per Equiv.
March 31:                  (Bbls)      (Mcf)                  Per Bbl  Per Mcf                   Bbl (1)
---------                  ------      -----                  -------  -------                   -------

    1995                  14,400    1,161,000                  $15.92    $2.25                   $2.70
    1996                  14,100    1,166,000                  $17.01    $2.24                   $3.82 (2)
    1997                  16,200    1,153,000                  $20.65    $2.43                   $3.73

         (1) For calculation of average lifting cost per equivalent barrel the standard ratio of 6:1 for gas to oil was used.

         (2) Includes costs of the Company's enhancement program and rework of two wells in the Gulf Coast area of interest.

         PRODUCTIVE WELLS. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of March 31, 1997. Wells are classified as gas or oil according to their predominant product stream.

                                PRODUCTIVE WELLS

                           Gross Wells (1)                                  Net Wells
                       Oil        Gas     Total                       Oil       Gas      Total
                       ---        ---     -----                       ---       ---      -----
                        23        667      690                        9.69     334.45    344.14

         (1) Gross wells include 18 wells in which the Company owns only a royalty interest.

         ACREAGE. The following table sets forth the Developed and Undeveloped Acreage of the Company, on both a gross and net basis, as of March 31, 1997.

                                LEASEHOLD ACREAGE

                               Total Leasehold Acreage:

                                     Gross Acres                    66,000
                                     Net Acres                      33,400

                               Developed Acreage:

                                     Gross Acres                    38,500
                                     Net Acres                      19,600

                               Proved Undeveloped Acreage:

                                     Gross Acres                     1,200
                                     Net Acres                         600


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

                               DRILLING ACTIVITIES

Fiscal year ended March 31,
---------------------------

                                                               1995              1996             1997
                                                               ----              ----             ----
         Exploratory Wells (1)
                  Productive
                           Gross                                  0                 0                 0
                           Net                                    0                 0                 0
                  Dry
                           Gross                                  1                 0                 0
                           Net                                  .25               .00               .00
         Development Wells (2)
                  Productive (3)
                           Gross                                 71                52                20
                           Net                                18.90              9.80              3.88
                  Dry
                           Gross                                  0                 0                 0
                           Net                                    0                 0                 0

         Total Wells (4)
                  Productive
                           Gross                                 71                52                20
                           Net                                18.90              9.80              3.88
                  Dry
                           Gross                                  1                 0                 0
                           Net                                  .25               .00               .00

(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3) The number of productive wells for fiscal 1997 includes 10 gross and net wells as productive development wells which are awaiting pipeline connection or well completion operations at March 31, 1997.

(4)  Total Wells is the sum of the Exploratory and Development Wells.

FACILITIES

         On September 17, 1996, the Company moved its corporate headquarters to a 12,000 square foot building it acquired on May 8, 1996 in Twinsburg, Ohio. The office facility is in a centralized location which allowed the Company to relocate certain operations and its personnel from its Cleveland and Youngstown offices. The

Youngstown facility owned by the Company was converted to use for field operations. North Coast also maintains an office located in Colorado Springs, Colorado which is leased from an unaffiliated third party.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended March 31, 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Common Stock is traded on the NASDAQ Small Cap Market under the symbol "NCEB". The following table sets forth, for the fiscal periods indicated, the high and low bid and ask prices for the Common Stock.

                                  Common Stock
                      (Amounts rounded to the nearest 32nd)

                                                                    High                        Low
                                                                    ----                        ---
                                                               Bid         Ask             Bid        Ask
                                                               ---         ---             ---        ---

FISCAL 1996

  First Quarter.............................................$1 1/4      $1 7/16            $1/2       $7/8
  Second Quarter............................................ 1 3/8       1 1/2              9/16       7/8
  Third Quarter............................................. 1 3/8       1 1/2              7/8        1 1/16
  Fourth Quarter............................................ 1           1 3/8              1/2        3/4

FISCAL 1997

 First Quarter..............................................$1 1/16     $1 3/16            $1/2       $3/4
 Second Quarter............................................. 1 7/16      1 5/8              5/8        3/4
 Third Quarter.............................................. 1 5/16      1 1/2              7/8        1 1/16
 Fourth Quarter............................................. 1 3/16      1 3/8              5/8        3/4


         As of June 19, 1997, there were approximately 10,667,521 shares of Common Stock outstanding which were held by approximately 1,300 holders of record.

         Holders of Series A Preferred Stock (convertible to 2.3 shares of Common Stock) are entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share. Such dividends are payable on June 1 and December 1 of each year. The holders of Series B Preferred Stock (convertible to
5.75 shares of Common Stock) are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. For the year ended March 31, 1997, the Company paid $323,874 in aggregate cash dividends, $91,542 on its Series A Preferred

Stock and $232,332 on its Series B Preferred Stock. The Company has dividends in arrears on its Series B Preferred Stock of $134,732 at March 31, 1997.

         The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on any of its capital stock under the terms of its reducing revolving credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the Company for each of the five fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997.

                                                                 Years Ended March 31
                                                        (In thousands, except per share amounts)
                                               1993          1994          1995          1996       1997
                                               ----          ----          ----          ----       ----

Revenues                                     $10,007       $12,834       $15,275       $10,860      $9,665
Net Income (Loss)                                241           652           295        (1,254)        292
Net Income (Loss) per Share(1)                   .00           .00          (.05)         (.24)       (.02)

Total Assets                                  12,732        15,796        21,136        20,243      21,229
Long-term Debt (less current portion)          1,696         3,626         6,197         8,955      10,721

(1) Net Income (Loss) per share has been restated to reflect stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is engaged in the exploration, development and production of natural gas and oil, primarily in conjunction with the Drilling Programs it sponsors and manages. The Company derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering, transportation and gas marketing services performed under contract with the Drilling Programs.

         Since inception, the Company has raised over $81,000,000 from the sale of partnership interests which has resulted in the formation of 46 partnerships.

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

         The Company's growth depends on a number of factors, including its continued ability to raise Drilling Program funds from non-industry investors to increase the number of wells from which the Company will receive production, contract drilling and service-related revenues and the Company's ability to maintain adequate liquidity to provide its contributions to new Drilling Programs and to acquire additional proved undeveloped or proved producing properties. The Company's growth is also dependent on several external factors, including the price at which gas, and to a lesser extent oil, can be found and sold.

         The Company's proved developed natural gas reserves decreased to 14.5 Bcf for fiscal 1997 from 16.3 Bcf for fiscal 1996 while proved developed oil reserves decreased to 120,200 barrels from 151,800 barrels, respectively. The decrease in proved developed natural gas reserves was primarily due to reduced drilling and lower product prices received on March 31, 1997, the date utilized for the reserve evaluation. The proved reserves (developed and undeveloped) decreased to 17 Bcf for fiscal 1997 from 20 Bcf for fiscal 1996 due primarily to the revision of proved undeveloped acreage that did not fit the development plan of the Company. Proved oil reserves (developed and undeveloped) decreased to 120,200 barrels at March 31, 1997 from 195,200 barrels at March 31, 1996 due primarily to a downward revisions of 58,800 barrels and the production of 16,200 barrels for fiscal 1997. This decrease was primarily due to the determination that certain proved undeveloped leasehold acreage no longer fits the Company's development plans with the current economics and was either re-categorized or released. The Company recognizes as proved undeveloped reserves the potential oil and gas which can reasonably be expected to be recovered from drillable locations which the Company owned (or had rights to) at fiscal year end which are offsetting locations to wells that have indicated commercial production in the objective formation and which the Company fully expects to drill in the very near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 11 of the Company's financial statements. The above mentioned additions and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the Other category of the Standardized Measure. Of the Company's total proved reserves, approximately 86% are proved developed and approximately 14% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management of the Company believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

         The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 1995, 1996 and 1997. All items in the table are calculated as a percentage of total revenues.

Revenues:                                                                       1995         1996         1997
                                                                                ----         -----        ----
      Oil and gas production                                                    19%           26%           32%
      Drilling revenues                                                         57            50            39
      Well operating, transportation and other                                  18            15            19
      Administrative, management and agency fees                                 5             8             9
      Other                                                                      1             1             1
                                                                                ---           ---         ----

           Total Revenues                                                      100%          100%          100%
                                                                               ----          ----          ----

Expenses:
      Oil and gas production expenses                                            4%            7%            8%
      Drilling costs                                                            47            38            29
      Oil and gas operations                                                    13             8            10
      General and administrative expenses                                       19            26            24
      Depreciation, depletion, amortization, impairment and other               11            30            14
      Abandonment of oil and gas properties                                      1             1             1
      Provision (credit) for income taxes                                        0            (6)            0
      Other                                                                      3             7            11
                                                                                ---          ----           --
      Total Expenses                                                            98%          111%           97%
                                                                                ---          ----           --

       Net Income (Loss)                                                         2%          (11)%           3%
                                                                                ===          =====         ====

         The following discussion and analysis reviews the results of operations and financial condition for the Company for the years ended March 31, 1995, 1996 and 1997. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

REVENUES

         Oil and gas production revenues increased $288,946 (10%) to $3,137,556 for fiscal 1997 compared to $2,848,610 for the prior corresponding period. Oil and gas production was relatively constant between years. The increase in production revenues was primarily attributable to an average increase in gas prices of 8.5% and an increase of oil prices of 21%. For fiscal 1997 the Company received an average price of $20.65 per barrel of oil and $2.43 per Mcf of natural gas compared to an average price of $17.01 per barrel of oil and $2.24 per Mcf of natural gas received during fiscal 1996.

         Drilling Revenues for the period decreased by $1,706,734 (31%) for fiscal 1997 compared to fiscal 1996 due to the decrease in the number of wells recognized in revenue. The Company recognized revenues for fiscal 1997 on 29 wells as compared to 45 wells for fiscal 1996. The decrease in the number of wells recognized in drilling revenues was due to the decreaseof $3,444,500 in the amount of funds raised in the fiscal 1997 Drilling Programs of $3,015,500 as compared to $6,460,000 for the fiscal 1996 Drilling Programs. Management of the Company believes that this reduction was caused by the uncertainties arising from the purchase of North Coast common stock by Lomak, now a principal stockholder of the Company. The Company has 5 wells in work-in-progress at year ended 1997 compared to 14 at year ended 1996.

         Revenues generated from well operating, transportation and other increased $249,337 (15%) for fiscal 1997 compared to fiscal 1996. This increase was primarily due to an increase in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions and Company resources available. The increase was also due to increases in well operating revenue and compression revenue from the Company's five compressor stations.

EXPENSES

         Drilling costs for fiscal 1997 compared to fiscal 1996 decreased $1,284,173 (31%) due to the decreased number of wells completed between comparable periods. The gross profit margin was 24% for both fiscal periods presented. Net drilling income decreased approximately $423,000 between fiscal year ends due to the fewer number of wells drilled and completed.

         Oil and gas operations expense increased $95,918 (11%) for fiscal 1997 as compared to fiscal 1996. This increase was primarily due to the increase in gas purchases related to unaffiliated third party gas sales as discussed above.

         General and administrative expenses decreased $570,768 (20%) for fiscal 1997 compared with fiscal 1996 despite incurring $311,000 in expenses associated with the litigation with Lomak and the Company's offer to convert its Preferred stock. The Lomak litigation was settled on November 12, 1996. This decrease in general and administrative expenses was primarily due to costs savings derived from reduced salaries and employee benefits when the Company reduced the size of its staff. Also, the staff reductions resulted in certain changes in job responsibility resulting in additional general and administrative costs being allocated to production expense and oil and gas operations.

         Depreciation, depletion, amortization, impairment and other decreased $1,912,789 (58%) for fiscal 1997 compared to fiscal 1996. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which resulted in an impairment of $1,561,776 for fiscal 1996 without a corresponding impairment for 1997. Also, the adoption of SFAS #121 resulted in a decreased basis of existing properties being depleted for future periods.

         Interest expense increased to $1,055,409 for fiscal 1997 from $772,731 for fiscal 1996. This increase was primarily due to the Company's additional borrowings on its reducing revolving credit facility. At March 31, 1997, $8,640,000 was outstanding under the Company's Credit Facility, as compared to $7,560,000 at March 31, 1996.

         Operating income for the fiscal year ended 1997 increased $2,482,650 to $1,267,176 compared to an operating loss of $1,215,474 for the fiscal year ended 1996. Net income increased $1,546,168 for fiscal 1997 to $291,750 as compared to a net loss of $1,254,418 for fiscal 1996. These increases in operating income and net income are primarily due to the decrease in general and administrative expenses, depreciation, depletion, amortization, impairment and other as well as increases in oil and gas production and well operating, transportation and other.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

REVENUES

         Oil and gas production revenues remained relatively constant between fiscal 1996 and fiscal 1995. Production revenues were effected by relatively low gas prices during the Company's first three quarters, although, gas prices increased substantially during the Company's fourth quarter due to the generally colder weather conditions, resulting in increased demand. Production was also adversely affected by the continued rework on the Company's Gulf Coast properties, but increased oil production and gas production from the Company's acquisition and drilling of Appalachian wells offset the Gulf Coast production decline. For fiscal 1996, the Company received an average price of $17.01 per barrel of oil and $2.24 per Mcf of natural gas compared to an average price of $15.92 per barrel of oil and $2.25 per Mcf of natural gas received during fiscal 1995.

         Drilling revenues decreased by $3,311,242 (38%) for fiscal 1996 compared to fiscal 1995 primarily due to the decrease in the amount of funds raised from Drilling Programs as well as the timing of the formation of the 1995-1 Drilling Program, the commencement and completion of drilling activities and the number of wells recognized in revenue and the type of wells drilled. Drilling revenues were recognized on 45 wells for fiscal 1996 compared to 74 wells for fiscal 1995. At March 31, 1996, the Company had 14 additional wells as yet not recognized in revenues as compared to 7 wells at March 31, 1995. The Company's shallow wells range in depth from 1,400 feet to 2,300 feet, for which the Company generally charges a lower turnkey drilling contract price compared to deeper gas wells ranging from 3700 feet to 6400 feet. During fiscal 1996 the Company formed two Drilling Programs and raised investor funds of $6,460,000 as compared to three Drilling Programs with investor funds of $8,406,000 during fiscal 1995. The first Drilling Program of fiscal 1996 was formed forty-five days later than the first Drilling Program of fiscal 1995, thereby delaying the number of wells completed and the recognition of revenue for the fiscal year.

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

         Interest expense increased to $772,731 in fiscal 1996 from $529,161 in fiscal 1995. This increase was associated with the Company's additional borrowings on its reducing revolving credit facility, the placement of a private debt financing with NAGIT (USA), a former shareholder of the Company, and an increase in the prime interest rate. At March 31, 1996, $7,560,000 was outstanding under the Company's Credit Facility, as compared to $6,050,003 at March 31, 1995.

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

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $20.65 and $17.01 per barrel for fiscal 1997 and 1996, respectively, and $2.43 and $2.24 per Mcf for natural gas for fiscal 1997 and 1996, respectively. The general market for natural gas in the Appalachian Basin has remained weak for a longer period than the Company previously anticipated, however, gas prices have increased approximately 30% in the Company's last quarter of fiscal 1996 due to the colder Appalachian area weather. The reasons for the continued weak natural gas prices and recent increases in the gas prices can be attributed to supply and demand fluctuations caused by the weather sensitive nature of the industry. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1996/1997 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $ 325,000 at March 31, 1997 compared to negative $360,000 at March 31, 1996. The increase of $ 685,000 in working capital from March 31, 1996 reflects the Company's increase in cash flow from operating activities, the reduced cash outflow for the purchase of tangible equipment and additional borrowings during the fiscal year. The Company was able to utilize equipment on previously uneconomic wells by abandoning those wells and installing the equipment on new productive wells to meet its obligations to the partnerships formed in fiscal 1997. As of March 31, 1997, the Company had $8,640,000 outstanding under its Credit Facility. North Coast's current ratio was 1.11 to 1.0 at March 31, 1997 and .90 to 1.0 at March 31, 1996.

         The following table summarizes the Company's financial position at March 31, 1996 and 1997:

(Amounts in Thousands)                                        1996                              1997
                                                              ----                              ----
                                                    Amount              %              Amount              %
                                                    ------              -              ------              -

Working capital                                   $     (360)          (2%)           $     325            2
Property and equipment                                16,737          100                17,901           97
Other                                                    253            2                   151            1
                                                    --------          ----              --------         ----
     Total                                           $16,630          100%              $18,377          100%
                                                     =======          ====              =======          ====


Long-term debt                                      $  8,954           54%              $10,720           58
Deferred income taxes                                    357            2                   347            2
Stockholders' equity                                   7,319           44                 7,310           40
                                                     -------           --              --------          ---
     Total                                           $16,630          100%              $18,377          100%
                                                     =======          ====              =======          ====

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the years ended March 31, 1995, 1996 and 1997:

(Amounts in Thousands)                                  1995                  1996                   1997
                                                        ----                  ----                   ----
                                                     Dollars   %            Dollars   %            Dollars   %
                                                     -------   -            -------   -            -------   -

Net cash provided by operating activities            $2,428    40%         $1,049   27%          $1,162   48%
Net cash used for investing activities               (5,065)  (83)         (3,377) (87)          (1,827) (76)
Net cash provided by financing activities             3,708    60           1,513   39              616   26
                                                     ------   ---          ------   ---           ------ ---
Increase (decrease) in cash and cash equivalents     $1,071    17%         $ (815) (21)%            (49)  (2)%
                                                     ======    ===         ======= =====            ====  ====


(1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow provided by operating activities increased approximately $113,000 for fiscal 1997 as compared to fiscal 1996. This increase is due to increased oil and gas production, well operating, and compression revenues coupled with reduced general and administrative expenses.

         Net cash used for investing activities decreased from $3,377,000 (87% of cash sources) for fiscal 1996 to $1,827,000 (75% of cash sources) for fiscal 1997. The decrease of $1,550,000 was due to the amount of funds raised in Drilling Programs and the subsequent number of wells drilled, coupled with the Company's ability to utilize equipment on previously uneconomic wells by abandoning those wells and installing the equipment on new productive wells to meet its obligations to the fiscal 1997 Drilling Programs.

         Net cash provided by financing activities decreased by $897,000 from fiscal 1996 to fiscal 1997. This decrease reflects the Company's reduced need for borrowing due to the reduction in employee staff and the elimination of its Preferred Stock dividends.

         The Company has a $20,000,000 revolving credit agreement with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at March 31, 1997), as defined. At March 31, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997. Available borrowings under the facility at March 31, 1997 were $1,420,000 any may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1997 financial statements). Also, the amendment of December 2, 1996 provides that the payment of dividends with respect to the capital stock of the Company is prohibited. As of March 31, 1997, the Company had $8,640,000 outstanding under the Credit Facility. At March 31, 1997 the Company was in violation of its debt coverage ratio, although, this violation was waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999. Also, at March 31, 1997, the Company had approximately $60,216 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through

July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at March 31, 1997 was $524,033.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, the Company has two loans with Lomak. The first loan of $335,000 ($304,791 outstanding on March 31, 1997) bears an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at March 31, 1997). The amounts outstanding under the terms of the Company's financing arrangement are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility. Repayment of the loan is in cash, based upon a percentage of the net monthly revenues received from certain previously acquired properties.

         The second loan in the amount of $1,000,000 is unsecured and may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of March 31, 1997, the balance of the loan and accrued interest was $1,148,883. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

         On or about September 4, 1996 Lomak, a publicly traded oil and gas company, purchased approximately 47% of the voting stock of the Company (as of June 19, 1997 Lomak owns 37% of the voting stock of the Company) from two of the Company's largest stockholders, NAGIT, USA (NAGIT) and Bruce E. Brocker. At the Company's annual meeting of stockholders, Lomak presented proxies representing the shares acquired from these shareholders and indicated its intention to nominate and elect two directors in the class whose terms were scheduled to expire at that meeting. Due to concerns about the validity of such proxies, the annual meeting was adjourned to a later date. Litigation among the Company, Lomak and Mr. Brocker then ensued until November 1996 when the parties reached a settlement with respect to that litigation.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company and the other matters described above, the Company's ability to market its Drilling Programs has been adversely affected. With the reduction of the Drilling Program activity and the need to conserve cash, the Company's ability to utilize equipment it owns on non-productive wells and increase profitably through the Drilling Programs was adversely affected. Demands on the Company's capital resources have increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation and evaluating the Company's strategic alternatives. This has necessitated actions by the Company to alter its growth oriented business plan in order to conserve cash. On October 21, 1996, the Company initiated layoffs of 21% of its staff coupled with a temporary reduction or deferment in wages to many of its remaining employees. Also, the Company suspended its dividends on its Series A Non-cumulative and Series B Cumulative Preferred Stock in an effort to conserve cash resources. The Company subsequently made an offer to all holders of the Company's Preferred Stock offering additional shares of the Company's Common Stock as an enticement for conversion of the Preferred Stock to Common Stock.

         Management of the Company believes that the funds anticipated to be raised in the Drilling Programs together with anticipated general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility, will be sufficient to fund the Company's operations and meet debt service requirements through fiscal 1998.

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

ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which permits either recording the estimation value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to Consolidated Financial Statements. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, no compensation costs have been recognized for stock-based compensation (see Footnote 5 of the Company's Consolidated Financial Statements).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which will revise the calculation methods and disclosures regarding earnings per share. SFAS No. 128 is required to be adopted for financial statements with fiscal years ending after December 31, 1997, the Company has not determined the impact, if any, of this Standard.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

     Executive Officers of the Registrant*

     Timothy Wagers, age 37, joined North Coast in 1983 and currently is Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

     Anthony R. Kovacevich, age 43, joined North Coast in October 1994 as Senior Vice President of Exploration and Production. Mr. Kovacevich graduated from Marietta College with a BS degree in Petroleum Engineering and has over 19 years of oil and gas experience, with over 14 years in the Appalachian Basin. Prior to joining North Coast, from November 1984 to October 1994, Mr. Kovacevich was Vice President of Exploration and Production with Resource America, Inc., a publicly held oil and gas company conducting operations in the Appalachian Basin, and had overall responsibility for drilling, production, exploration, land department and gas marketing activities. Mr. Kovacevich began his career as a production engineer with Marathon Oil. Mr. Kovacevich is a member of the Ohio Oil and Gas Association and the Society of Petroleum Engineers.

     Thomas A. Hill, age 39, was elected Secretary and General Counsel of North Coast Energy in August, 1987. Mr. Hill joined Capital Oil & Gas, Inc. in 1984, prior to its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the Mahoning County Bar Association and Eastern Mineral Law Foundation.

    *The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive

Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                 Page(s)

Report of Independent Public Accountants                         F-3
Consolidated balance sheets                                      F-4  - F-5
Consolidated statements of income                                F-6
Consolidated statements of stockholders' equity                  F-7  - F-8
Consolidated statements of cash flows                            F-9  - F-10
Notes to consolidated financial statements                       F-11 - F-26

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

                            NORTH COAST ENERGY, INC.

By /s/ Charles M. Lombardy                        Chief Executive Officer                        June 27, 1997
--------------------------
Charles M. Lombardy, Jr.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title                                          Date
---------                                         -----                                          ----
/s/ Charles M. Lombardy                           Chief Executive Officer and Director           June 27, 1997
-------------------------                         (principal executive officer)
Charles M. Lombardy, Jr.

/s/ Garry Regan                                   Chairman of the Board;                         June 27, 1997
-------------------------                         President and Director
Garry Regan

/s/ Timothy Wagers                                Treasurer and Chief Financial Officer          June 27, 1997
-------------------------                         (principal accounting and financial officer)
Timothy Wagers

/s/ Charles K. Ebinger                            Director                                       June 27, 1997
-------------------------
Charles K. Ebinger

/s/ W. Dale Wegrich                               Director                                       June 27, 1997
-------------------------
W. Dale Wegrich

                                                  Director
-------------------------
George Begley

/s/ Robert L. Bauman                              Director                                       June 27, 1997
-------------------------
Robert L. Bauman

                                                  Director
------------------------
John H. Pinkerton

/s/ C. Rand Michaels                              Director                                       June 27, 1997
-------------------------
C. Rand Michaels

/s/ Steven L. Grose                               Director                                       June 27, 1997
------------------------
Steven L. Grose

                                  Exhibit Index
                                  -------------

Exhibit                                                                                               Sequential
Number                     Description of Documents                                                      Page
------                     ------------------------                                                   ----------

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

  4.3         Certificate of Stock Designation of the Registrant filed September 14, 1989.                (B)

  4.4         Certificate of Correction filed March 22, 1991.                                             (C)

  4.5         Certificate of Amendment to Certificate of Incorporation filed November 4, 1992.            (A)

  4.6         Certificate of Stock Designation filed December 29, 1992.                                   (D)

  4.7         Certificate of Amendment to Certificate of Incorporation filed August 29, 1994.             (H)

 10.1         1988 Stock Option Plan.                                                                     (B)

 10.2         Form of Profit Sharing Plan.                                                                (B)

 10.3         Amendment (dated as of July 15, 1988 but effective for all purposes as of October 4,        (B)
              1989) to Option Agreement originally dated August 31, 1987 by and between Registrant and Charles M. Lombardy, Jr.

 10.4         Amendment (dated as of July 15, 1988 but effective for all                                  (B)
              purposes as of October 4, 1989) to Option Agreement originally dated August 31, 1987 by and between Registrant and Garry Regan.

 10.5         Form of Indemnity Agreement between the Registrant and each of its Directors and            (B)
              executive officers.

 10.6         North Coast Energy, Inc. Key Employees Stock Bonus Plan.                                    (B)

 10.7         Stock Option Agreement dated as of May 17, 1991 between Registrant and Timothy              (C)
              Wagers.

 10.8         Stock Option Agreement dated as of May 17, 1991 between the Registrant and                  (C)
              Thomas A. Hill.

 10.9         Option Agreement dated February 22, 1994 by and between Registrant and                      (E)
              Charles M. Lombardy, Jr.

Exhibit                                                                                               Sequential
Number                     Description of Documents                                                      Page
------                     ------------------------                                                   ----------

 10.10        Option Agreement dated February 22, 1994 by  and between Registrant and Garry Regan.        (E)

 10.11        Reducing Revolving Credit Agreement dated September 20, 1993 between Bank One               (E)
              Texas, N.A. and North Coast Energy, Inc.

 10.12        First Amendment to Credit Agreement dated March 16, 1994 between Bank One Texas,            (E)
              N.A. and North Coast Energy, Inc.

 10.13        Option Agreement dated June 2, 1994 by and between Registrant and Charles Ebinger.          (F)

 10.14        Option Agreement dated June 2, 1994 by and between Registrant and W. Dale Wegrich.          (F)

 10.15        Option Agreement dated October 11, 1994 by and between Registrant and                       (F)
              Tony Kovacevich.

 10.16        Employment Agreement dated October 11, 1994 by and between Registrant                       (F)
              and Tony Kovacevich.

 10.17        Loan and Participation Agreement by and between NAGIT (USA) INC. and the Company            (G)
              dated as of January 13, 1995.

 10.18        Second Amendment to Credit Agreement by and between Bank One, Texas, N.A.                   (G)
              and the Company dated January 13, 1995.

 10.19        Loan Agreement by and between NAGIT (USA) INC. and the Company dated                        (H)
              June 13, 1995.

 10.20        8% Convertible Subordinated Note for $1,000,000 by and between NAGIT(USA) INC.              (H)
              and the Company dated June 13, 1995.

 10.21        Warrant to purchase 200,000 shares of Common Stock of the Company.                          (H)

 10.22        Warrant to purchase 300,000 shares of Common Stock of the Company.                          (H)

 10.23        Third Amendment to Credit Agreement by and between Bank One, Texas, N.A. and                (I)
              the Company dated August 8, 1995.

 10.24        Fourth Amendment to Credit Agreement by and between Bank One, Texas, N.A. and               (J)
              the Company dated March 31, 1996.

 10.25        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (J)
              Charles M. Lombardy, Jr.

 10.26        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (J)
              Garry Regan.

 10.27        Fifth Amendment to Credit Agreement by and between Bank One, Texas, N.A. and the            (K)
              Company dated August 30, 1996.

 10.28        Open End Mortgage and Promissory Note by and between Bank One, Akron, N.A. and              (K)
              the Company dated April 30, 1996.


Exhibit                                                                                               Sequential
Number                     Description of Documents                                                      Page
------                     ------------------------                                                   ----------

 10.29        Sixth Amendment to Credit Agreement by and between Bank One, Texas, N.A. and the            (L)
              Company dated December 2, 1996.

 10.30        Option Agreement dated March 13, 1996 by and between Registrant and George R.                -
              Begley.

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

  (F) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1994.

  (G) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

  (H) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

  (I) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

  (J) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

  (K) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

  (L) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.


*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.

                            NORTH COAST ENERGY, INC.

                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-3

FINANCIAL STATEMENTS:
   Consolidated balance sheets                                 F-4 - F-5
   Consolidated statements of operations                       F-6
   Consolidated statements of stockholders' equity             F-7 - F-8
   Consolidated statements of cash flows                       F-9 - F-10
   Notes to consolidated financial statements                  F-11 - F-26

                  All other financial statement schedules have been
                    appropriately omitted if the information is not required or is furnished in the financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of North Coast Energy, Inc.:

We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Energy, Inc. and Subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 12 to the consolidated financial statements, in fiscal 1996, the Company changed its method of assessing the impairment of the capitalized costs of oil and gas properties and other long-lived assets.


                                                  /s/ Arthur Andersen LLP


Cleveland, Ohio,
  June 4, 1997.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             MARCH 31, 1996 and 1997
                             -----------------------

                                     ASSETS
                                     ------

                                                                   1996               1997
                                                               ------------      ------------
CURRENT ASSETS:
   Cash and equivalents                                        $  1,551,748      $  1,503,278
   Accounts receivable-
     Trade, net                                                   1,339,601         1,306,577
     Affiliates                                                      97,993            81,456
   Inventories                                                       85,235           200,971
   Deferred income taxes                                             41,000            26,000
   Refundable income taxes                                          115,000            50,000
   Other, net                                                        22,097             8,488
                                                               ------------      ------------

         Total current assets                                     3,252,674         3,176,770
                                                               ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                             122,699            93,437
   Oil and gas properties (successful efforts)                   23,769,853        24,290,505
   Pipelines                                                      3,696,277         4,158,204
   Vehicles                                                         427,920           348,825
   Furniture and fixtures                                           453,718           501,049
   Building and improvements                                        145,539           788,419
                                                               ------------      ------------
                                                                 28,616,006        30,180,439

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                             (11,879,077)      (12,279,402)
                                                               ------------      ------------
                                                                 16,736,929        17,901,037

OTHER ASSETS, net                                                   253,206           150,893
                                                               ------------      ------------


                                                               $ 20,242,809      $ 21,228,700
                                                               ============      ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             MARCH 31, 1996 and 1997
                             -----------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                      1996               1997
                                                                  ------------      ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                              $    213,060      $    108,900
   Accounts payable                                                  2,481,558         1,952,863
   Accrued expenses                                                    280,565           320,255
   Billings in excess of costs on uncompleted contracts                637,347           469,361
                                                                  ------------      ------------

         Total current liabilities                                   3,612,530         2,851,379
                                                                  ------------      ------------

LONG-TERM DEBT, net of current portion                               8,954,574        10,720,510

DEFERRED INCOME TAXES, net                                             357,100           347,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred
     stock, par value $.01 per share; 563,270 shares
     authorized; 305,200 and 76,951 issued and
     outstanding (aggregate liquidation value of
     $3,052,000 and $769,510, respectively)                              3,052               770
   Series B, Cumulative Convertible Preferred stock, par
     value $.01 per share; 625,000 shares authorized; 464,665
     and 269,464 issued and outstanding (aggregate
     liquidation value of $4,646,650 and $2,694,640,
     respectively)                                                       4,647             2,695
   Undesignated Serial Preferred stock, par value $.01
     per share; 811,730 shares authorized; none issued
     and outstanding                                                       -                 -
   Common stock, par value $.01 per share; 40,000,000
     shares authorized; 8,040,148 and 10,753,895 issued
     and outstanding                                                    80,402           107,539
   Additional paid-in capital                                       12,082,969        12,083,196
   Retained deficit                                                 (4,852,465)       (4,884,589)
                                                                  ------------      ------------

         Total stockholders' equity                                  7,318,605         7,309,611
                                                                  ------------      ------------
                                                                  $ 20,242,809      $ 21,228,700
                                                                  ============      ============




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                -------------------------------------------------

                                                                 1995              1996               1997
                                                             ------------      ------------      ------------
REVENUE:
   Oil and gas production                                    $  2,845,573      $  2,848,610      $  3,137,556
   Drilling revenues                                            8,801,606         5,490,364         3,783,630
   Well operating, transportation and other                     2,814,548         1,610,469         1,859,806
   Administrative, management and agency fees                     813,012           911,053           883,997
                                                             ------------      ------------      ------------
                                                               15,274,739        10,860,496         9,664,989
                                                             ------------      ------------      ------------

COSTS AND EXPENSES:
   Oil and gas production expenses                                560,755           796,530           777,163
   Drilling costs                                               7,178,449         4,160,788         2,876,615
   Oil and gas operations                                       1,942,547           881,025           976,943
   General and administrative expenses                          2,949,302         2,878,762         2,307,994
   Depreciation, depletion, amortization, impairment and
     other                                                      1,710,638         3,298,359         1,385,570
   Abandonment of oil and gas properties                          147,377            60,506            73,528
                                                             ------------      ------------      ------------
                                                               14,489,068        12,075,970         8,397,813
                                                             ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                                     785,671        (1,215,474)        1,267,176
                                                             ------------      ------------      ------------

OTHER INCOME:
   Interest                                                        90,720            63,063            47,491
   Other                                                              -              14,429            52,892
   Gain on sale of property and equipment                             -              18,295               -
                                                             ------------      ------------      ------------
                                                                   90,720            95,787           100,383
                                                             ------------      ------------      ------------
OTHER EXPENSE:
   Interest                                                       529,161           772,731         1,055,409
   Loss on sale of property and equipment                           3,522               -              20,400
                                                             ------------      ------------      ------------
                                                                  532,683           772,731         1,075,809
                                                             ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 343,708        (1,892,418)          291,750

PROVISION (CREDIT) FOR INCOME TAXES:
   Current                                                         82,000           (83,100)           (5,100)
   Deferred                                                       (33,000)         (554,900)            5,100
                                                             ------------      ------------      ------------
                                                                   49,000          (638,000)              -
                                                             ------------      ------------      ------------
NET INCOME (LOSS)                                            $    294,708      $ (1,254,418)     $    291,750
                                                             ============      ============      ============

NET LOSS APPLICABLE TO COMMON
   STOCK (after Preferred stock dividends paid
   or in arrears of $654,111, $649,864 and
   $458,606 in 1995, 1996 and 1997, respectively)            $   (359,403)     $ (1,904,282)     $   (166,856)
                                                             ============      ============      ============

NET LOSS PER SHARE (primary and fully diluted)

                                                             $      (0.05)     $      (0.24)     $       (.02)
                                                             ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                -------------------------------------------------

                                                               Series A                    Series B
                                                            Preferred Stock             Preferred Stock
                                                        -----------------------    ------------------------
                                                         Shares       Amount         Shares        Amount
                                                        --------      --------      --------      --------

BALANCE, MARCH 31, 1994                                  317,665      $  3,177       475,400      $  4,754

   Net income                                                -             -             -             -
   Exercise of stock options                                 -             -             -             -
   Issuance of Common stock                                  -             -             -             -
   Shares converted                                       (8,205)          (82)      (10,735)         (107)
   Dividends on Series A Preferred stock ($.60 per
     share)                                                  -             -             -             -
   Dividends on Series B Preferred stock ($1.00 per
     share)                                                  -             -             -             -
                                                        --------      --------      --------      --------

BALANCE, MARCH 31, 1995                                  309,460         3,095       464,665         4,647

   Net loss                                                  -             -             -             -
   Shares converted                                       (4,260)          (43)          -             -
   Dividends on Series A Preferred stock ($0.60 per
     share)                                                  -             -             -             -
   Dividends on Series B Preferred stock ($1.00 per
     share)                                                  -             -             -             -
                                                        --------      --------      --------      --------

BALANCE, MARCH 31, 1996                                  305,200         3,052       464,665         4,647

   Net income                                                -             -             -             -
   Shares converted                                     (228,249)       (2,282)     (195,201)       (1,952)
   Dividends on Series A Preferred stock ($.30 per
     share)                                                  -             -             -             -
   Dividends on Series B Preferred stock ($.50 per
     share)                                                  -             -             -             -
                                                        --------      --------      --------      --------

BALANCE, MARCH 31, 1997                                   76,951      $    770       269,464      $  2,695
                                                        ========      ========      ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                -------------------------------------------------

      Common Stock            Additional                          Total
 ------------------------      Paid-In          Retained      Stockholders'
   Shares        Amount        Capital          Deficit          Equity
   ------        ------        -------          -------          ------

    6,326,756    $ 63,268    $ 10,205,871    $ (2,588,780)      $ 7,688,290

        -           -               -             294,708           294,708
       23,000         230          22,270           -                22,500
    1,600,000      16,000       1,855,500           -             1,871,500
       80,596         806            (617)          -                 -

        -           -               -            (188,571)         (188,571)

        -           -               -            (465,540)         (465,540)
-------------- ----------- ---------------- ---------------   ---------------

    8,030,352      80,304      12,083,024      (2,948,183)        9,222,887

        -           -               -          (1,254,418)       (1,254,418)
        9,796          98             (55)          -                 -

        -           -               -            (185,199)         (185,199)

        -           -               -            (464,665)         (464,665)
-------------- ----------- ---------------- ---------------   ---------------

    8,040,148      80,402      12,082,969      (4,852,465)        7,318,605

        -           -               -             291,750           291,750
    2,713,747      27,137             227           -                23,130

        -           -               -             (91,542)          (91,542)

        -           -               -            (232,332)         (232,332)
-------------- ----------- ---------------- ---------------   ---------------

   10,753,895    $107,539     $12,083,196     $(4,884,589)       $7,309,611
============== =========== ================ ===============   ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                -------------------------------------------------

                                                               1995             1996             1997
                                                           -----------      -----------      -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                                     $   294,708      $(1,254,418)     $   291,750
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
         Depreciation, depletion, amortization,
           impairment and other                              1,710,638        3,298,359        1,385,570
         Abandonment of oil and gas properties                 147,377           60,506           73,528
         Loss (gain) on sale of property and
           equipment                                             3,522          (18,295)          20,400
         Deferred income taxes                                 (33,000)        (554,900)           5,100
         Change in-
           Accounts receivable                                (404,481)         213,970           49,561
           Inventories and other current assets               (187,258)         118,979         (102,127)
           Refundable income taxes                                 -           (115,000)          65,000
           Other assets, net                                   (48,156)          88,129           23,109
           Accounts payable                                  1,340,497         (997,350)        (521,662)
           Accrued expenses                                      9,886         (143,417)          39,690
           Billings in excess of costs on
              uncompleted contracts                           (405,892)         352,467         (167,986)
                                                           -----------      -----------      -----------

                    Total adjustments                        2,133,133        2,303,448          870,183
                                                           -----------      -----------      -----------

                    Net cash provided by operating
                      activities                             2,427,841        1,049,030        1,161,933
                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchases of property and equipment                    (5,075,715)      (3,389,274)      (2,025,561)
     Proceeds on sale of property and equipment                 10,620           12,253          198,669
                                                           -----------      -----------      -----------

                    Net cash used for investing
                      activities                            (5,065,095)      (3,377,021)      (1,826,892)
                                                           -----------      -----------      -----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                -------------------------------------------------

                                                             1995              1996            1997
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Payments of accounts payable used to finance
       property and equipment additions                   $  (335,552)     $  (236,422)     $   (70,964)
     Borrowings under revolving credit facility             3,020,000        3,800,000        2,080,000
     Borrowings under note payable to stockholder             335,000        1,064,000           84,883
     Repayment of borrowings under revolving credit
       facility                                              (435,771)      (2,290,003)      (1,000,000)
     Payments on long-term debt                               (89,321)        (127,278)        (140,656)
     Cash paid for deferred financing                         (25,973)         (47,354)         (12,900)
     Exercise of stock options                                 22,500              -                -
     Proceeds from issuance of common stock                 1,871,500              -                -
     Distributions and dividends                             (654,111)        (649,864)        (323,874)
                                                          -----------      -----------      -----------

                    Net cash provided by financing
                      activities                            3,708,272        1,513,079          616,489
                                                          -----------      -----------      -----------

INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                               1,071,018         (814,912)         (48,470)

CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                   1,295,642        2,366,660        1,551,748
                                                          -----------      -----------      -----------

CASH AND EQUIVALENTS AT END OF YEAR                       $ 2,366,660      $ 1,551,748      $ 1,503,278
                                                          ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                           $   521,000      $   716,000      $ 1,032,000
       Income taxes                                           155,000           30,000           52,000

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Long-term debt incurred for the purchase of
       property and equipment                             $   111,000      $    91,000      $   638,000
     Accounts payable incurred for the purchase of
       property and equipment                                 236,000           71,000           87,000
     Accounts payable from interest on long-term debt             -             64,000           85,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          MARCH 31, 1995, 1996 AND 1997
                          -----------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------------------------

A. Organization
   ------------

North Coast Energy, Inc. (North Coast), a Delaware corporation, was formed in August 1988 to engage in the exploration, development and production of oil and gas, the acquisition of producing oil and gas properties, and the organization and management of oil and gas partnerships.

B. Principles of Consolidation
   ---------------------------

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

C. Cash Equivalents
   ----------------

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and equivalents balances.

D. Property and Equipment
   ----------------------

Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, pipelines using the straight-line method over 10 to 14 years, vehicles, furniture and fixtures using accelerated methods over 5 to 7 years, building and improvements using accelerated methods over 31.5 years).

E. Oil and Gas Investments and Properties
   --------------------------------------

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

F. Revenue Recognition
   -------------------

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

G. Per Share Amounts
   -----------------

The computation of primary and fully diluted earnings per share for 1995, 1996 and 1997 does not assume the conversion of the unconverted Series A and B Preferred stock or the effect of warrants and stock options outstanding due to a calculated loss (after dividends) being incurred in each period and the effect, therefore, being anti-dilutive.

The average number of outstanding shares used in computing both primary and fully diluted loss per share was 7,210,268, 8,033,642 and 8,240,776 for the years ended March 31, 1995, 1996 and 1997, respectively.

H. Risk Factors
   ------------

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

I. Accounting Estimates
   --------------------

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

J. Financial Instruments
   ---------------------

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

2. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:
   -----------------------------------------------------

Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                   1996          1997
                                               ------------  -----------

Billings on uncompleted contracts               $1,518,486     $738,554
Costs incurred on uncompleted
  contracts                                        881,139      269,193
                                               ------------  -----------
                                               $   637,347     $469,361
                                               ============  ===========

3. LEASE COMMITMENTS:
   ------------------

The Company leases real and personal property under operating leases. The most significant obligations under these lease agreements are for annual building rentals, which include standard maintenance and insurance. Total rental expense under the operating leases for the years ended March 31, 1995, 1996 and 1997, amounted to approximately $80,000, $82,000 and $43,000, respectively. In 1995, 1996 and 1997, rent expense of approximately $65,000, $65,000 and $34,000, respectively, was incurred pursuant to the lease of the Company's previous corporate headquarters from one of the Company's principal stockholders.

The Company currently has no noncancelable operating leases which require future minimum rental payments.

4. LONG-TERM DEBT:
   ---------------

Long-term debt consists of the following at March 31:

                                                                    1996            1997
                                                                -----------     -----------
Revolving credit notes payable--bank                            $ 7,560,000     $ 8,640,000

Notes payable to stockholder with interest at
   prime plus 1% and 8%                                           1,386,842       1,453,674

Mortgage note payable to a bank, secured by land and a
   building, requiring monthly payments of
   approximately $1,019 (including interest at 8%)
   through July 2003                                                 67,842          60,216


Mortgage note payable to a bank, secured by land and a
   building, requiring monthly payments of
   approximately $5,248 (including interest at 8.58%)
   through May 2001. Thereafter the balance of the note
   will be amortized over a ten-year period, at an interest
   rate to be renegotiated every five years                             -           524,033

Various installment notes payable in aggregate monthly
   installments (including interest) of $9,042 at March 31,
   1997,  through 1999                                              152,950         151,487
                                                                -----------     -----------
                                                                  9,167,634      10,829,410
Less- Current portion                                               213,060         108,900
                                                                -----------     -----------
                                                                $ 8,954,574     $10,720,510
                                                                ===========     ===========

The Company has a $20,000,000 revolving credit agreement with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at March 31, 1997), as defined. At March 31, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997. Available borrowings under the facility at March 31, 1997 were $1,420,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999.

Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus 1.5% or approximately 9.75% and 10% at March 31, 1996 and 1997, respectively. The weighted average interest rate on these borrowings was 10.4% and 9.9% for fiscal 1996 and 1997, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum stockholders' equity, restrictions on the payment of dividends, as defined, and a minimum debt coverage ratio, as defined. The Company was in compliance with or had received waivers with respect to all covenants and restrictions at March 31, 1997.

The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

The Company has two notes payable to a stockholder. One note is payable out of future operating revenues, as defined. The note is subordinated to the borrowings under the revolving credit notes payable - bank. The Company also entered into an second note payable with the same stockholder for $1,000,000. This note can be repaid in either shares of common stock or proceeds of a public offering, as defined. This note is also subordinated to the borrowings under the revolving credit notes payable - bank.

Future maturities of long-term debt for the years ended March 31, are as follows:

Fiscal 1998                           $   108,900
Fiscal 1999                             9,865,430
Fiscal 2000                                44,852
Fiscal 2001                                73,528
Fiscal 2002                                83,158
Thereafter                                653,542
                                      -----------
                                      $10,829,410
                                      ===========

The carrying amount of the Company's long-term debt approximates fair value, as primarily all of the Company's debt instruments carry adjustable interest rates which change periodically to reflect market conditions.

5. STOCKHOLDERS' EQUITY:
   --------------------

A. Preferred Stock
   ---------------

The Board of Directors of North Coast has designated 563,270 shares of the 2,000,000 shares of preferred stock authorized as Series A, 6% Convertible Noncumulative Preferred stock

(Series A Preferred stock) and 625,000 shares of preferred stock as Series B, Cumulative Convertible Preferred stock (Series B Preferred stock).

Stockholders of Series A Preferred stock are entitled to vote such shares on any and all matters submitted to a vote of the stockholders of the Company based upon the number of votes such stockholders would have if the Series A Preferred stock been converted into shares of common stock of the Company. Holders of shares of Series A Preferred stock are entitled to receive, when and if declared by the Board of Directors, noncumulative cash dividends at an annual rate of $.60 per share. Shares of Series A Preferred stock are senior to shares of common stock with respect to such cash dividends and junior to shares of Series B Preferred stock.

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

Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company will be increased, and the holders of the Series B will be entitled to elect such additional directors to the Board of Directors, as defined. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined. The amount of dividends in arrears attributable to Series B preferred is $134,732 as of March 31, 1997.

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

In fiscal 1997, the Company commenced a conversion offer to its preferred shareholders (Series A and B) to convert their shares into common stock with additional shares offered as an incentive. Following the termination of the conversion offer in fiscal 1997, 223,159 shares of preferred Series A were tendered and exchanged for 1,115,795 shares of common stock and 195,201 shares of preferred Series B were tendered and exchanged for 1,561,608 shares of common stock.

The following table presents unaudited, pro forma operating results as if the stock conversion had occurred at the beginning of each period presented.

                                        1996            1997
                                     Pro Forma       Pro Forma
                                   --------------- ---------------

REVENUES                            $10,860,496     $   9,664,989

NET (LOSS) INCOME                    (1,349,418)          291,750

NET LOSS APPLICABLE TO COMMON
   STOCK                            $(1,571,722)   $       (1,522)

WEIGHTED AVERAGE SHARES
   OUTSTANDING                       10,739,918        10,749,974

LOSS PER SHARE                     $     (0.15)    $       (0.00)

The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the conversions been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

B. Common Stock Warrants
   ---------------------

Warrants issued in connection with the Series B Preferred stock entitle the holders thereof to purchase 1.15 shares of common stock with each warrant at a price of $2.61 per share, as defined. The warrants issued in connection with the Series B Preferred stock expire on December 18, 1997. There are 2,500,000 Series B warrants outstanding at March 31, 1996 and 1997, respectively.

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

C. Series B Unit Warrants
   ----------------------

In connection with the issuance of the Series B Preferred stock, the underwriter of the issue received 50,000 warrants to purchase Series B Units at $12.00 per unit. A Series B Unit consists of one share of Series B Preferred stock, and five warrants to purchase 1.15 shares of common stock at $2.61 per share. None of these warrants were exercised as of March 31, 1997.

D. Stock Options and Stock Appreciation Rights
   -------------------------------------------

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

Stock option transactions during 1995, 1996 and 1997 are summarized as follows:

                                         Options           Price
                                       Outstanding         Range
                                       ------------      -----------
March 31, 1994                            644,794

Options exercised                         (23,000)             $.99
Options granted                            57,500       $1.50-$1.88
Options canceled                         (125,925)       $.98-$1.52
                                        -----------

March 31, 1995                            553,369

Options granted                            10,000              $.94
Options canceled                          (63,538)       $.98-$2.17
                                        -----------

March 31, 1996                            499,831

Options exercised                            (100)             $.78
Options granted                            18,100              $.78
Options canceled                           (4,475)       $.78-$1.38
                                        -----------

March 31, 1997                            513,356

Exercisable at March 31, 1997             513,356
                                        ===========

A summary of stock options outstanding at March 31, 1997 follows:

                                                   Options         Option
   Exercisable at March 31, 1997 through:        Outstanding        Price
   --------------------------------------        -----------        -----

August 31, 1997                                     124,131         $4.91
February 20, 1999                                   230,000         $1.52
May 31, 1999                                         20,000         $1.88
October 10, 1999                                     20,000         $1.50
January 18, 2000                                     17,500         $1.62
March 12, 2001                                       10,000          $.94
May 17, 2001                                         66,700          $.98
March 19, 2003                                        5,175         $1.38
March 31, 2003                                        3,450         $1.55
September 4, 2006                                    16,400          $.78
                                                    -------
                                                    513,356
                                                    =======


Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price payable, as defined.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss per share would not change materially.

E. Stock Bonus Plan
   ----------------

The Company has a Key Employees Stock Bonus Plan (the Bonus Plan) to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock which may be issued as bonuses shall be 230,000 shares of common stock, as defined. The expenses of administering the Bonus Plan shall be borne by the Company. The Bonus Plan will terminate on February 1, 2001. The Company has issued 91,549 shares of common stock related to this plan since inception.

6. INCOME TAXES:
   -------------

The Company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                                                   1995           1996           1997
                                               -------------  -------------  -------------

Provision based on the statutory rate            $ 125,000     $(643,000)    $    99,000

Tax effect of:
Adjustment from prior years                         18,000        39,000          28,000
Statutory depletion                               (108,000)     (109,000)       (143,000)
Other - net                                         14,000        75,000          16,000
                                               -------------  -------------  -------------

         Total                                  $   49,000     $(638,000)    $     -
                                               =============  =============  =============

The components of the net deferred tax liability as of March 31, 1996 and 1997 were as follows:

                                                                    1996          1997
                                                                 ------------  -------------

DEFERRED TAX LIABILITIES:
   Property and equipment                                          $(364,000)    $(350,000)
   Other , net                                                       (33,100)      (56,000)`
                                                                 ------------  -------------

         Total deferred tax liabilities                             (397,100)     (406,000)
                                                                 ------------  -------------

DEFERRED TAX ASSETS:
   Alternative minimum tax credit carryforwards                      367,000       307,000
   Other financial reserves                                           81,000        65,000
   Less- Valuation allowance                                        (367,000)     (287,200)
                                                                 ------------  -------------
         Total deferred tax assets                                    81,000        84,800
                                                                 ------------  -------------

         Net deferred tax liability                                $(316,100)    $(321,200)
                                                                 ============  =============

7. PROFIT SHARING PLAN:
   -------------------

The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter. Contributions of approximately $15,000 and $20,000 were accrued or paid for the years ended March 31, 1996 and 1997, respectively.

North Coast provides no significant postretirement and/or postemployment benefits other than the profit sharing plan discussed above.

8. OTHER COMMITMENTS AND CONTINGENCIES:
   ------------------------------------

North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and saleslines additions) of the partnerships as they are incurred. At March 31, 1997, management estimates the commitment to fund such costs to be approximately $415,998. The commitment is expected to be funded by September 30, 1997.

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

9. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS:
   --------------------------------------

North Coast and its subsidiaries operate in a single industry segment, the acquisition, exploration and development of oil and gas properties. North Coast and its subsidiaries both originate and acquire prospects and drill or cause to be drilled, such prospects through joint drilling arrangements with other independent oil companies or through limited partnerships sponsored by the Company.

The Company's revenue, other than revenue from oil and gas production, is derived primarily from public and private program partnerships sponsored by the Company. During 1995, 1996, and 1997 between 28% and 43% of the Company's oil and gas production revenues were derived from two and/or three significant purchasers. A significant portion of trade accounts receivable at March 31, 1996 and 1997 was attributable to these purchasers.

10. RECEIVABLES FROM AFFILIATES:
    ----------------------------

Accounts receivable from affiliates consists primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships, and to reimburse the Company for amounts paid on behalf of the partnerships.

11.  SUPPLEMENTAL INFORMATION RELATING TO OIL
    AND GAS PRODUCING ACTIVITIES (UNAUDITED):
    -----------------------------------------

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

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                            March 31,
                                                        --------------------------------------------------
                                                             1995            1996              1997
                                                        --------------- ----------------  ----------------

Proved oil and gas properties                             $21,051,552    $  23,769,853     $  24,290,505

Accumulated depreciation, depletion, amortization
   and impairment                                          (7,749,013)     (10,392,335)      (10,488,719)
                                                        --------------- ----------------  ----------------

Net capitalized costs                                     $13,302,539    $  13,377,518     $  13,801,786
                                                        =============== ================  ================


               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                           Year Ended March 31,
                                               --------------------------------------
                                                  1995          1996         1997
                                               -----------    ----------   ----------
         Property acquisition costs            $    71,000    $  334,934   $  124,384
         Exploration costs                         370,106       216,595      121,809
         Development costs                       4,066,637     2,584,430    1,477,312



           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                               1995           1996            1997
                                                                        -------------- --------------  --------------

Oil and gas production                                                    $ 2,845,573     $2,848,610     $ 3,137,556
Gain (loss) on sale of oil and gas properties                                   1,175          9,766         (26,031)
Production costs                                                             (560,755)      (796,530)       (777,163)
Exploration expenses                                                         (222,729)      (156,089)       (121,809)
Depreciation, depletion, amortization, impairment and other                (1,253,875)    (2,550,431)       (695,877)
Abandonment of oil and gas properties                                        (147,377)       (60,506)        (73,528)
                                                                        -------------- --------------  --------------
                                                                              662,012       (705,180)      1,443,148

Provision (credit) for income taxes                                           117,000       (349,000)        347,460
                                                                        -------------- --------------  --------------

Results of operations for oil and gas producing activities (excluding
   corporate overhead and financing costs)                               $    545,012    $  (356,180)    $ 1,095,688
                                                                        ============== ==============  ==============

Provision (credit) for income taxes was computed using the statutory tax rates for the years ended March 31, 1995, 1996 and 1997 and reflects permanent differences, including the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision (credit) for the periods.

               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                            Oil             Gas
                                                           (BBLS)          (MCF)
                                                        ------------  --------------

Balance, March 31, 1994                                    609,900       46,206,000

   Extensions, discoveries and other additions             157,900        3,548,000
   Production                                              (14,400)      (1,161,000)
   Revision of previous estimates                         (291,600)     (26,619,000)
   Sales of minerals in place                              (42,100)      (1,740,000)
                                                        ------------  --------------

Balance, March 31, 1995                                    419,700       20,234,000

   Extensions, discoveries and other additions              12,600        4,899,000
   Production                                              (14,100)      (1,166,000)
   Revision of previous estimates                         (205,900)      (3,299,000)
   Sales of minerals in place                              (17,100)        (620,000)
                                                        ------------  --------------

Balance, March 31, 1996                                    195,200       20,048,000

   Extensions, discoveries and other additions               -            2,267,000
   Production                                              (16,200)      (1,153,000)
   Revision of previous estimates                          (58,800)      (3,121,000)
   Sales of minerals in place                                -           (1,082,000)
                                                        ------------  --------------

Balance, March 31, 1997                                    120,200       16,959,000
                                                        ============  ==============


                                                            Oil             Gas
                                                           (BBLS)          (MCF)
                                                        ------------  --------------

PROVED DEVELOPED RESERVES:

   March 31, 1994                                           122,300       13,589,000
   March 31, 1995                                           178,600       15,788,000
   March 31, 1996                                           151,800       16,303,000
   March 31, 1997                                           120,200       14,472,000

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                       March 31,
                                                   ---------------------------------------------------
                                                        1995              1996              1997
                                                   ----------------  ----------------  ---------------

     Future cash inflows from sales of oil and
        gas                                          $54,022,000       $59,810,000       $44,379,000
     Future production and development
        costs                                        (20,135,000)      (19,992,000)      (15,442,000)
     Future income tax expense                       (10,571,000)      (12,836,000)       (8,145,000)
                                                   ----------------  ----------------  ---------------

     Future net cash flows                            23,316,000        26,982,000        20,792,000
     Effect of discounting future net cash flows
        at 10% per annum                             (11,681,000)      (13,720,000)      (10,447,000)
                                                   ----------------  ----------------  ---------------

     Standardized measure of discounted future
        net cash flows                               $11,635,000       $13,262,000       $10,345,000
                                                   ================  ================  ===============


                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                            Year Ended March 31,
                                              -------------------------------------------------
                                                   1995             1996             1997
                                              ---------------  ---------------  ---------------

Balance, beginning of year                      $15,438,000      $11,635,000      $13,262,000
Extensions, discoveries and other
   additions                                      2,499,000        3,925,000        1,301,000
Sales of oil and gas, net of production
   costs                                         (2,198,000)      (2,052,000)      (2,355,000)
Net changes in prices and production
   costs                                         (1,819,000)       3,019,000       (3,567,000)
Revisions of previous quantity
    estimates                                    (5,731,000)      (2,893,000)      (1,477,000)
Sales of minerals in place                         (464,000)        (158,000)        (859,000)
Net change in income taxes                        2,114,000       (1,034,000)       2,257,000
Accretion of discount                             1,544,000        1,163,000        1,326,000
Other                                               252,000         (343,000)         457,000
                                              ---------------  ---------------  ---------------

Balance, end of year                            $11,635,000      $13,262,000      $10,345,000
                                              ===============  ===============  ===============

Under the guidelines of SFAS No. 69, estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves based on current economic conditions, and the estimated future income tax expenses, based on year-end statutory tax rates (with consideration of true tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

The estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage is included at the working interest which the Company estimates to retain in the properties, and the standardized measure was calculated using prices and operating costs and development costs expected in the area of interest. The quantities for fiscal 1997 were reviewed by an independent petroleum engineering firm.

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

12. ACCOUNTING STANDARDS:
    ---------------------

In fiscal 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Although the Company in the past has routinely reviewed its oil and gas properties for impairment, the Company changed its method of assessing the impairment of the capitalized costs of oil and gas properties, to a drilling program or property specific basis as applicable, to comply with the new standard. As a result of adoption, the Company incurred impairment expense of approximately $1,562,000, on a pretax basis, for the year ended March 31, 1996. The impairment expense is included in the depreciation, depletion, amortization, impairment and other caption in the accompanying consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which will revise the calculation methods and disclosures regarding earnings per share. SFAS No. 128 is required to be adopted for financial statements with fiscal years ending after December 31, 1997. The Company has not determined the impact, if any, of this standard.