Form 10-K/A
period 1997-03-31
NORTH COAST ENERGY INC / DE/
filed 1997-07-25
CIK 839950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997
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

                                    PART III
                                    --------

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors is divided into three classes, with each class currently consisting of three Directors. One class of Directors is elected at each Annual Meeting to serve a three-year term. At the Annual Meeting, stockholders will be asked to elect three Directors whose term will expire at the 2000 Annual Meeting.

CHARLES M. LOMBARDY, JR., age 47, is Chief Executive Officer; Director. Mr. Lombardy has served as an executive officer and as a Director of the Company's predecessor since 1981 and has been Chief Executive Officer and a Director of the Company since August, 1988. Mr. Lombardy holds a B.B.A. from Kent State University and is a member of the Ohio Oil & Gas Association and the Independent Petroleum Association of America. Mr. Lombardy also serves as Secretary/Treasurer of NCE Securities, Inc., a wholly-owned subsidiary of the Company and a registered broker-dealer.

CHARLES K. EBINGER, age 49, has served as a Director of the Company since August, 1988. Dr. Ebinger has over 15 years experience in conventional energy policy planning, energy pricing analysis, economic and political risk analysis, market forecasting and energy project feasibility assessment, design, and implementation for international corporations, banks and governments. From 1979 through 1987, Dr. Ebinger was the Director of the Energy and Strategic Resources Program at the Georgetown University for Strategic and International Studies. From 1987 to 1988, he was senior consultant to Putnam Hayes and Bartlett, Inc. Since January, 1988 he has served as Executive Vice President of the International Resources Group. He holds a B.A. from Williams College and Masters and Doctorate Degrees from the Fletcher School of Law and Diplomacy, Tufts University.

GEORGE R. BEGLEY, age 54, was elected as a Director of North Coast in September 1994. Mr. Begley holds a B.A. from New York University. Mr. Begley joined the investment banking firm of Prescott, Ball and Turben in 1971 and worked in both its Cleveland and London, England offices. In 1974, in conjunction with two partners he established McKinley Allsopp Inc. ("McKinley"), an investment banking firm with offices in London, Paris and New York. Mr. Begley remained with McKinley until 1990. In 1990, he became Vice Chairman of the Forthill Group, based in New York, which specializes in both raising capital for companies and acquiring companies for its own account. In 1995, Mr. Begley formed his own private investment banking office to assist select companies in financing projects.

ROBERT L. BAUMAN, age 56, was elected as a Director of North Coast in June 1996. Mr. Bauman is Chairman, President and Chief Executive Officer of Hickok Incorporated, a publicly traded leader in automotive electronic diagnostic technology. Mr. Bauman is a graduate engineer from Case Institute of Technology and received his MBA from Case Western Reserve University.

GARRY REGAN, age 47, is President; Director. Mr. Regan served as an executive officer and Director of the Company's predecessor since 1981 and has been President and Director of the Company since August 1988. He holds a B.S. Degree from Ohio State University and a Masters Degree from Indiana University. Mr. Regan is a member of the Independent Petroleum Association of America. Mr. Regan also serves as President of NCE Securities, a wholly-owned subsidiary of the Company and a registered broker-dealer.

W. DALE WEGRICH, age 68, has served as a Director of the Company since August, 1988. From 1955 until his retirement in 1985, Mr. Wegrich was employed by Diamond Shamrock Corporation (now Maxus Energy) in a variety of executive positions, including service as Chairman, President or Board Member of a number of Diamond Shamrock subsidiaries. From January, 1986 until his retirement in 1991 he served as the Director of Public Utilities of the City of Cleveland. Mr. Wegrich received a B.A. Degree from Baylor University and has completed the advanced management program at The Harvard School of Business.

JOHN H. PINKERTON, age 42, was appointed by the Board of Directors of North Coast in 1996. Mr. Pinkerton is President, Chief Executive Officer and a Director of Lomak Petroleum, Inc. and joined Lomak Petroleum in 1988. He was appointed President of Lomak Petroleum Inc. In 1990 and Chief Executive Officer of Lomak Petroleum, Inc. in 1992. Previously, Mr. Pinkerton was Senior Vice President-Acquisitions of SOCO. Prior to joining SOCO in 1980, Mr. Pinkerton was with Arthur Andersen & Co. Mr. Pinkerton received his B.A. in Business Administration from Texas Christian University and his Master of Arts Degree in Business Administration from the University.

STEVEN L. GROSE, age 47, was elected as a Director of North Coast in 1996. Mr. Grose is Vice President-Appalachian Region of Lomak Petroleum, Inc. and joined Lomak Petroleum in 1980. Previously, Mr. Grose was employed by Halliburton Services, Inc. as a Field Engineer from 1971 until 1974. In 1974 he was promoted to District Engineer and in 1978 was named Assistant District Superintendent based in Pennsylvania. Mr. Grose is a member of the Society of Petroleum Engineers and trustee of The Ohio Oil and Gas Association. Mr. Grose received his B.S. in Petroleum Engineering from Marietta College.

C. RAND MICHAELS, age 58, was elected as a Director of North coast in 1996. Mr. Michaels, who holds the office of Vice Chairman of Lomak Petroleum, Inc. and is a Director of Lomak Petroleum, Inc., served as President and Chief Executive Officer of Lomak Petroleum, Inc. from 1976 through 1988 and Chairman of the Board from 1984 through 1988, when he became Vice chairman of Lomak Petroleum, Inc. Mr. Michaels is also a director of American Business Computers Corporation of Akron, Ohio, a public company serving the beverage dispensing and fast foods industries.

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

ANTHONY R. KOVACEVICH, age 43, joined North Coast in October 1994 as Senior Vice President of Exploration and Production. Mr. Kovacevich graduated from Marietta College with a BS degree in Petroleum Engineering and has over 20 years of oil and gas experience, with over 15 years in the Appalachian Basin. Prior to joining North Coast, from November 1984 to October 1994, Mr. Kovacevich was Vice President of Exploration and Production with Resource America, Inc., a publicly held oil and gas company conducting operations in the Appalachian Basin, and had overall responsibility for drilling, production, exploration, land department and gas marketing activities. Mr. Kovacevich is a member of the Ohio Oil and Gas Association and the Society of Petroleum Engineers.

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

                      COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Stock Option Committee.

         The Audit Committee, of which Dr. Ebinger and Messrs. Begley and Wegrich are members, oversees the accounting functions of the company, including matters related to the appointment and activities of the Company's auditors. The Audit Committee met once during the year ended March 31, 1997.

         The Compensation Committee, of which Dr. Ebinger and Messrs. Wegrich and Lombardy are members, reviews and makes recommendations concerning the salaries of the Company's executive officers and administers the Company's Profit Sharing Plan. The Compensation Committee met twice during the year ended March 31, 1997.

         The Stock Option Committee, of which Dr. Ebinger and Mr. Lombardy are members, reviews and makes recommendations concerning the Company's Stock Option Plan and Stock Bonus Plan. The Stock Option Committee met once during the year ended March 31, 1997.

         The Board of Directors of the Company held twelve meetings during the year ended March 31, 1997. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they served.

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

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended March 31, 1997, all
Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, with the exception of eight reports pertaining to eight transactions which were filed late on behalf of Messrs. Hill, Wagers, Kovacevich, Pinkerton, Grose, Michaels and Begley.

ITEM  11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the two highest paid executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 1997.

                                            SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                            Annual Compensation        Compensation
                                            -------------------        ------------
                                                                        Number of          All
                                                                       Securities         Other
                                                                       Underlying        Compen-
Name and Principal Position        Year       Salary      Bonus          Options         sation (1)
---------------------------        ----       ------      -----          -------         ----------
Charles M. Lombardy, Jr.           1997        $166,350  $     0           --             $7,148
  Chief Executive Officer;         1996         165,000        0           --              6,308
  Director                         1995         165,635        0           --              4,974

Garry Regan                        1997         166,350        0           --              6,188
 Chairman of the Board;            1996         165,000        0           --              5,348
 President; Director               1995         165,635        0           --              4,014

Anthony Kovacevich                 1997         104,700    1,875           2,500           3,316
  Vice President - Exploration     1996         100,000    1,000           --                625
   and Production                  1995          45,327        0          20,000             625

         No Named Executive Officer received personal benefits or perquisites during fiscal year 1997 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The amounts set forth in the table include, with respect to Messrs. Lombardy, Regan and Kovacevich $2,810, $1,850 and $625, respectively, for fiscal years 1997, 1996, and 1995 in life insurance premiums paid by the Company pursuant to the terms of employment agreements between the Company and of such persons. See "Compensation of Directors and Executive Officers -- Employment Agreements." With respect to all of the Named Executive Officers, the amounts set forth in the table reflect the following contributions under the Company's Profit Sharing Plan and matching funds through the 401(K) Plan: Mr. Lombardy, $4,338, $3,498, and $2,164; Mr. Regan, $4,338, $3,498, and $2,164 respectively;
         Mr. Kovacevich $2,691 for March 31, 1997. Under the terms of the Profit Sharing Plan, all employees of the Company who have completed a 12 month period with at least 1,000 hours of service for the Company or its affiliates are eligible to participate in the plan. The amount of the Company's contributions to the Profit Sharing Plan is determined by the Board of Directors. Allocations of Company contributions under the plan are made on the basis of a participant's total compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of service with an additional 20% vesting for each complete year of service thereafter.

                        OPTION GRANTS IN LAST FISCAL YEAR

   The following table sets forth certain information concerning Stock Options granted during fiscal 1997 to the Named Executive Officers:

                                         Percent of                                        Potential Realizable
                                            Total                                             Value at Assumed
                             Number of     Options                                          Annual Rates of Stock
           Name             Securities   Granted to                                           Price Appreciation
                            Underlying    Employees        Exercise or                         for Option Term
                              Options        in            Base Price     Expiration           ---------------
                            Granted(1)   Fiscal Year       ($/Share)         Date            5%            10%
                            ----------   -----------       ---------         ----            --            ---
Charles M. Lombardy, Jr.              0         N/A             N/A            N/A           N/A          N/A
Garry Regan                           0         N/A             N/A            N/A           N/A          N/A
Anthony Kovacevich                2,500      13.81%         $.78125       Sept. 4, 2006     $539       $1,193

----------

Represents options granted by the Board of Directors on September 4, 1996 pursuant to the Company's Stock Option Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

         The following table summarizes options exercised during fiscal 1997 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                        Number of Securities          Value of Unexercised
                             Shares                    Underlying Unexercised         In-the-Money Options
                            Acquired                 Options at Fiscal Year-End       at Fiscal Year-End(1)
                               on        Value       --------------------------       ---------------------
           Name             Exercise    Realized      Exercisable Unexercisable    Exercisable   Unexercisable
           ----             --------    --------      ----------- -------------    -----------   -------------
Charles M. Lombardy, Jr.       --         $  0          177,066        0                  $ 0        $  0
Garry Regan                    --            0          177,066        0                    0           0
Anthony Kovacevich             --            0           22,500        0                    0           0

(1) Based upon the closing bid price per share of Common Stock as reported on the NASDAQ system on March 31, 1997. None of the options were in-the-money at March 31, 1997.

         Employment Agreements. On May 3, 1995, after being recommended and approved by the Compensation Committee, the Company entered into employment contracts with Messrs. Lombardy and Regan providing for the employment of these officers through May 3, 2001. These agreements provide for base annual compensation of $165,000 to each of Messrs. Lombardy and Regan, with increases for cost of living based upon the Consumer Price Index. The base annual salary of $165,000 is the same amount each executive was receiving under previous employment contracts with the Company. Additional bonuses may be awarded from time to time by the Board of Directors. In addition, the Board of Directors has the authority to increase, but not decrease without the executive's consent, the base salary of automobile expenses, disability coverage, death benefits, and severance payments. Each agreement provides that for a period of two years from the date of the termination of the executive's employment the executive will not, directly or indirectly, engage in any business competitive with that of the Company or otherwise interfere with the Company's business.

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

         Directors Fees. The Company pays its Directors who are not employees of the Company an annual retainer of $3,500 and a fee of $500 for attendance in person, or by telephone if substantive matters are discussed, at each meeting of the Board of Directors, plus reimbursement of expenses. On May 28, 1997, the Board of Directors adopted a plan that allows the Directors to be paid their director fees in the form of Common Stock of the Company. The Company retains the right, with consultation of the Board Members, to make any payments in cash.

ITEM  12.  SECURITY OWNERSHIP

         The following table sets forth information with respect to the Common Stock, Series A Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on July 10, 1997 by: (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the executive officers listed in the Summary Compensation Table included elsewhere herein; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

                                                                COMMON STOCK(1)(2)
                                                      ---------------------------------------
                     Nature and Address (3)            Amount and Nature of       Percent
                        of Beneficial Owner            Beneficial Ownership       of Class
                     --------------------------------  --------------------       --------
                     Charles M. Lombardy, Jr ........    727,307 Shares  (4) (5)    6.63%
                     Garry Regan(10).................    723,771 Shares  (4)        6.60%
                     Charles K. Ebinger..............     17,695 Shares  (6)         .16%
                     W. Dale Wegrich.................     32,875 Shares  (6)         .30%
                     George R. Begley................     27,125 Shares  (6) (7)     .25%
                     Robert L. Bauman(10)............      3,695 Shares              .03%
                     Anthony Kovacevich..............     24,500 Shares  (4)         .23%
                     Eugene Hershman.................    487,013 Shares             4.50%
                     Steven L. Grose.................      3,692 Shares              .03%
                     C. Rand Michaels................      2,815 Shares              .03%
                     John H. Pinkerton...............      3,185 Shares              .03%
                     Lomak Petroleum, Inc............  4,079,874 Shares  (8)       37.79%
                     All Directors and executive
                     officers as a group (12 persons)  1,631,163 Shares  (9)       14.89%
                     persons)
                     --------------------------------

     (1)  Each share of Series A Preferred Stock is currently convertible into
          2.3 shares of Common Stock. On July 10, 1997, there were 75,351 shares of Series A Preferred Stock outstanding.

     (2)  Each share of Series B Preferred Stock is currently convertible into
          5.75 shares of Common Stock. On July 10, 1997, there were 268,264 shares of Series B Preferred Stock outstanding.

     (3) The address of Messrs. Lombardy and Regan is 1993 Case Parkway, Twinsburg, Ohio 44087. The address of Lomak Petroleum, Inc. is 125 State Route 43, Hartville, Ohio 44632.

     (4) Includes 404,582 shares of Common Stock, in the aggregate, which could be acquired by Messrs. Regan (177,066 shares), Lombardy (177,066 shares) and Kovacevich (22,500 shares) upon the exercise of immediately exercisable stock options which they hold.

     (5) The share ownership figures for Mr. Lombardy include 13,738 shares of Common Stock owned by a trust for which Mr. Lombardy is the trustee and as to which he disclaims any beneficial interest.

     (6) Includes 10,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

     (7) Does not include 8,050 shares of Common Stock issuable upon exercise of 7,000 Series B Warrants held by Mr. Begley's spouse. Mr. Begley disclaims beneficial ownership of such shares.

     (8) Does not include 500,000 shares of Common Stock which may be acquired upon the exercise of certain Warrants to purchase Common Stock nor does it include debt of $1,170,746 at June 30, 1997 which is convertible into shares of Common Stock at $1.00 per share.

     (9) Includes 450,156 shares of Common Stock which may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options.

     (10) Messrs. Regan and Bauman are brothers-in-law.

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

                                 NORTH COAST ENERGY, INC.

July 25, 1997                    /s/ Charles M. Lombardy, Jr.
                                 ------------------------------------------
                                 Charles M. Lombardy, Jr.
                                 Chief Executive Officer