Form 10-Q
period 1997-06-30
NORTH COAST ENERGY INC / DE/
filed 1997-08-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

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

                                  Yes  X   No
                                     -----   ------


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as the latest practical date.

                 Class                         Outstanding at August 11, 1997
     ----------------------------              ------------------------------
     Common Stock, $.01 par value                      10,795,455

                            NORTH COAST ENERGY, INC.

                                                                                                    Page No.
                                                                                                    --------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
     March 31, 1997 (Audited) and June 30, 1997 (Unaudited)                                              2

Unaudited Consolidated Statements of Operations -
     For the Three Months Ended June 30, 1996 and 1997                                                   4

Unaudited Consolidated Statements of Cash Flows -
     For the Three Months Ended June 30, 1996 and 1997                                                   5

Unaudited Notes to Consolidated Financial Statements                                                     7

Management's Discussion and Analysis of Financial Condition and Results of Operations                   12


PART II - OTHER INFORMATION                                                                             18

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       MARCH 31, 1997 and JUNE 30, 1997

                                 (Unaudited)

                                    ASSETS
                                    ------

                                                              March 31,        June 30,
                                                             ------------    ------------
                                                                 1997            1997
CURRENT ASSETS:
   Cash and equivalents                                      $  1,503,278    $    922,126
   Accounts receivable-
     Trade, net                                                 1,306,577       1,144,013
     Affiliates                                                    81,456          66,616
   Inventories                                                    200,971         160,455
   Deferred income taxes                                           26,000          26,000
   Refundable income taxes                                         50,000          50,000
   Other, net                                                       8,488             991
                                                             ------------    ------------
         Total current assets                                   3,176,770       2,370,201
                                                             ------------    ------------
PROPERTY AND EQUIPMENT, at cost:
   Land                                                            93,437          93,437
   Oil and gas properties (successful efforts)                 24,290,505      24,433,264
   Pipelines                                                    4,158,204       4,186,648
   Vehicles                                                       348,825         354,995
   Furniture and fixtures                                         501,049         502,921
   Buildings and improvements                                     788,419         785,531
                                                             ------------    ------------
                                                               30,180,439      30,356,796
   Less- Accumulated depreciation, depletion, amortization
     and impairment                                           (12,279,402)    (12,499,927)
                                                             ------------    ------------
                                                               17,901,037      17,856,869
OTHER ASSETS, net                                                 150,893         135,150
                                                             ------------    ------------
                                                             $ 21,228,700    $ 20,362,220
                                                             ============    ============




   The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1997 and JUNE 30, 1997

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            March 31,       June 30,
                                                                              1997             1997
                                                                          ------------      ----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                      $    108,900    $    196,300
   Accounts payable                                                          1,952,863       1,334,006
   Accrued expenses                                                            320,255         294,714
   Billings in excess of costs on uncompleted contracts                        469,361         153,149
                                                                          ------------      ----------
         Total current liabilities                                           2,851,379       1,978,169
                                                                          ------------      ----------
LONG-TERM DEBT, net of current portion                                      10,720,510      10,624,397

DEFERRED INCOME TAXES, net                                                     347,200         348,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value
     $.01 per share; 563,270 shares authorized; 76,951 and 76,106 issued and outstanding (aggregate liquidation value of $769,510
     and $761,060, respectively)                                                   770             761
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 269,464 and 268,264 issued and outstanding (aggregate liquidation value $2,694,640 and 2,682,640,
     respectively)                                                               2,695           2,683
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                       --              --
   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 10,753,895 and 10,792,711 issued and outstanding              107,539         107,927
   Additional paid-in capital                                               12,083,196      12,108,681
   Retained deficit                                                         (4,884,589)     (4,808,598)
                                                                          ------------      ----------
         Total stockholders' equity                                          7,309,611       7,411,454
                                                                          ------------      ----------
                                                                          $ 21,228,700      20,362,220
                                                                          ============      ==========







   The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 and 1997

                                   (Unaudited)

                                                               Three Months Ended
                                                           --------------------------
                                                              1996           1997
                                                           -----------    -----------
REVENUE:
   Oil and gas production                                  $   862,934    $   744,050
   Drilling revenues                                         1,169,196        463,554
   Well operating, transportation and other                    471,807        428,628
   Administrative and agency fees                              203,478        213,263
                                                           -----------    -----------
                                                             2,707,415      1,849,495

COSTS AND EXPENSES:
   Oil and gas production expenses                             225,810        230,241
   Drilling costs                                              921,583        373,865
   Oil and gas operations                                      249,439        142,494
   General and administrative expenses                         561,099        478,660
   Depreciation, depletion, amortization and other             300,690        293,542
   Abandonment of oil and gas properties                        48,535          3,039
                                                           -----------    -----------
                                                             2,307,156      1,521,841
                                                           -----------    -----------
INCOME FROM OPERATIONS                                         400,259        327,654
                                                           -----------    -----------
OTHER INCOME:
   Interest                                                     13,961         12,916
   Other                                                        16,000             62
   (Loss) gain on sale of property and equipment                (1,780)         1,897
                                                           -----------    -----------
                                                                28,181         14,875
                                                           -----------    -----------
OTHER EXPENSE:
   Interest                                                    239,289        265,538
                                                           -----------    -----------
INCOME BEFORE INCOME TAXES                                     189,151         76,991

PROVISION FOR INCOME TAXES:
   Current                                                        --            1,000
   Deferred                                                     37,000           --
                                                           -----------    -----------
                                                                37,000          1,000
                                                           -----------    -----------
NET INCOME                                                 $   152,151         75,991
                                                           ===========    ===========
NET (LOSS) INCOME PER SHARE (primary and fully diluted)    $      (.01)   $       .00
                                                           ===========    ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

                                   (Unaudited)

                                                                         1996            1997
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   152,151    $    75,991
     Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation, depletion, amortization and other                   300,690        293,542
         Abandonment of oil and gas properties                              48,535          3,039
         Loss (gain) on sale of property and equipment                       1,780         (1,897)
         Deferred income taxes                                              37,000          1,000
         Change in-
           Accounts receivable                                            (102,210)       177,404
           Inventories and other current assets                             11,876         48,013
           Other assets, net                                                15,575           --
           Accounts payable                                               (443,070)      (519,191)
           Accrued expenses                                                (57,983)       (25,541)
           Billings in excess of costs on uncompleted contracts           (516,184)      (316,212)
                                                                       -----------    -----------
                    Total adjustments                                     (703,991)      (339,843)
                                                                       -----------    -----------
                    Net cash used by operating activities                 (551,840)      (263,852)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (971,899)      (223,425)
     Proceeds on sale of property and equipment                            104,262          2,000
                                                                       -----------    -----------
                    Net cash used for investing activities                (867,637)      (221,425)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of accounts payable used to finance property
         and equipment additions                                           (70,962)       (87,161)
      Borrowings under revolving credit facility                         1,150,000           --
      Borrowings under note payable to stockholder                          20,262         21,863
      Payments on long-term debt                                           (41,520)       (30,577)
      Distributions and dividends                                         (207,708)          --
                                                                       -----------    -----------
                    Net cash provided (used) by financing activities   $   850,072    $   (95,875)
                                                                       -----------    -----------







The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

                                   (Unaudited)

                                                                   1996            1997
                                                                -----------    -----------
DECREASE IN CASH AND EQUIVALENTS                                $  (569,405)   $  (581,152)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       1,551,748      1,503,278
                                                                -----------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD                           $   982,343    $   922,126
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                 $   131,449    $   235,943
       Income taxes                                                    --           11,049

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND FINANCING
   ACTIVITIES:
     Long-term debt incurred for the purchase of property and
       equipment                                                $   579,510           --
     Accounts payable incurred for the purchase of property
       and equipment                                            $    97,515    $    13,347
     Common stock issued for director fees                             --      $    25,852





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

         Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

Note 2.  Long-Term Debt

          Long-term debt consists of the following:

                                                                            March 31, 1997        June 30, 1997
                                                                            --------------        -------------
             Revolving credit notes payable - bank                            $8,640,000           $ 8,640,000

             Notes payable to stockholder with interest at prime
             plus 1% and 8%.                                                   1,453,674             1,475,537

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.                 60,216                58,357

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58%).                               524,033               519,621

             Various installment notes payable, in aggregate monthly
             installments (including interest of $9,042 at March 31,
             1997 and $8,598 at June 30, 1997).                                  151,487               127,182
                                                                            ------------            ----------
                                                                              10,829,410            10,820,697
             Less current portion                                                108,900               196,300
                                                                            ------------           -----------
                                                                            $ 10,720,510           $10,624,397
                                                                             ===========           ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

        The Company has a $20,000,000 revolving credit agreement with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at June 30, 1997), as defined. At June 30, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at June 30, 1997 were $1,110,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999.

        Amounts outstanding under the reducing revolving line of credit which were $8,640,000 at June 30, 1997, bear interest at the lending bank's prime rate plus 1 1/2%. The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum stockholders' equity, restrictions on the payment of dividends, as defined, and a minimum debt coverage ratio, as defined. The Company was in compliance with or had received waivers with respect to all covenants and restrictions at June 30, 1997.

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

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                            March 31,                        June 30,
                                                              1997                             1997
                                                              ----                             ----
               Billings on uncompleted contracts            $ 738,554                       $ 275,000
               Costs incurred on uncompleted contracts        269,193                         121,851
                                                              -------                         -------
                                                            $ 469,361                       $ 153,149
                                                              =======                         =======

Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance for road bond deposits against damage.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 4. Commitment and Contingencies (Continued)

         At June 30, 1997, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $334,449 for tangible well equipment and pipeline construction.

Note 5.  Preferred Dividends

         The agreement with the Company's Credit Facility provides that the payment of dividends with respect to the capital stock of the Company is prohibited. For purposes of computing earning per share for the three months ending June 30, 1997, dividends in arrears on the cumulative convertible Series B preferred stock were $67,066. Cumulative dividends in arrears on the cumulative convertible Series B preferred stock are $201,198.

Note 6.  Pro Forma

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

                                             June 30, 1996
                                               Pro Forma       June 30, 1997
                                           ------------------ ----------------
         REVENUES                            $2,707,415        $   1,849,495

         NET INCOME                              57,151               75,991

         NET INCOME APPLICABLE TO
             COMMON STOCK                       $60,987       $        8,925

         WEIGHTED AVERAGE SHARES
             OUTSTANDING                     10,730,782           10,949,781

         EARNINGS PER SHARE                 $      0.01       $         0.00

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the conversions been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

Note 7.  Subsequent Events

         On August 1, 1997 North Coast Energy, Inc., a Delaware corporation (the "Company"), entered into a stock purchase agreement (the "Agreement") with NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), wherein NUON agreed to purchase an aggregate of 17,226,387 shares of stock of North coast for $15 million, subject to the satisfaction of certain conditions.

         Pursuant to the terms of the Agreement NUON will purchase 5,747,127 shares of Common Stock, $0.01 par value per share (the "Common Stock"), for $5 million at a closing currently scheduled for September 4, 1997. The price per share is $0.87 per share. Subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999 at a price of $0.87 per share.

         Upon the closing and the payment of the initial $5 million installment, NUON will appoint three individuals to the Company's Board of Directors.

         A portion of the proceeds from the initial installment will be used to pay existing subordinated indebtedness. At June 30, 1997 this amount was $1,475,537.

         The transaction is subject to customary conditions and governmental approvals, including the approval of NUON's Supervisory Board.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., (the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on the acquisition of proved undeveloped natural gas and oil properties and on the development of such properties by the Company in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

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

         The following table is a review of the results of operations of the Company for the three months ended June 30, 1996 and 1997. All items in the table are calculated as a percentage of total revenues.


                                                                   Three Months
                                                                      Ended

                                                                     June 30,
                                                                  1996      1997

                                                                  --------------
Revenues:

   Oil and gas production                                          32%       40%
   Drilling revenues                                               43        25
   Well operating, transportation and other                        17        23
   Administrative and agency fees                                   7        11
   Other                                                            1         1
                                                                  ---       ---
           Total Revenues                                         100%      100%
                                                                  ---       ---
Expenses:

   Oil and gas production expenses                                  8%       12%
   Drilling costs                                                  34        20
   Oil and gas operations                                           9         8
   General and administrative expenses                             20        26
   Depreciation, depletion, amortization and other                 11        16
   Abandonment of oil and gas properties                            2         0
   Provision for taxes on income                                    1         0
   Other                                                            9        14
                                                                  ---       ---
         Total Expenses                                            94%       96%
                                                                  ---       ---
Net Income                                                          6%        4%
                                                                  ===       ===

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 1996 and 1997. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

         Oil and gas production revenues decreased $118,884 (14%) to $744,050 for the three months ended June 30, 1997 compared to $862,934 for the prior corresponding period. The primary reason for the decrease in oil and gas production revenues was due to a 8% decrease in gas production from the Appalachian area between comparable periods. Oil and gas production revenues were also effected by a decrease in oil production coupled with a decrease in oil prices in the Appalachian area for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The Company received an average price of $16.86 and $19.59 per barrel of oil for the three months ended June 30, 1997 and 1996, respectively, and $2.28 and $2.39 per Mcf for natural gas for the three months ended June 30, 1997 and 1996, respectively.

            Drilling revenues for the period decreased by $705,642 to $463,554 for the three months ended June 30, 1997 from $1,169,196 for the three months ended June 30, 1996 due to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 3 wells for the three months ended June 30, 1997 compared to 11 wells for the three months ended June 30, 1996. The decrease in wells recognized in drilling revenues was due to a larger number of wells in progress at the Company's fiscal year end of March 31, 1996 compared to March 31, 1997. The reduction in the number of wells in progress was a result of the decrease of $3,444,500 in the amount of funds raised in the fiscal 1997 Drilling Programs of $3,015,500 as compared to $6,460,000 for the fiscal 1996 Drilling Programs. Management of the Company believes that this reduction was caused by the uncertainties arising from the purchase of North Coast common stock by Lomak Petroleum, Inc. ("Lomak"), now a principal stockholder of the Company. At June 30, 1997, the Company had 2 wells in progress and not yet recognized in drilling revenues as compared to 3 wells at June 30, 1996.

            For the three months ended June 30, 1997, well operating, transportation and other revenues decreased $43,179 (9%) compared to the three months ended June 30, 1996. A decrease of $72,673 in third party gas sales coupled with a decrease in transportation revenue was offset somewhat by an increase in well operating revenue and compressor revenue.

EXPENSES

         Oil and gas production expenses increased $4,431 for the three months ended June 30, 1997 compared to June 30, 1996 due to $35,000 of costs incurred with relocation of certain production facilities in the Gulf Coast area.

         Drilling costs for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 decreased $547,718 primarily due to the decreased number of wells completed between comparable periods. The profit margin on drilling revenue decreased to 19% for the three months ended June 30, 1997 compared to 21% for the three months ended June 30, 1996. The decrease in the drilling profit margin between comparable periods was due to the fewer number of wells drilled with a higher per well overhead allocation for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         General and administrative expenses decreased $82,439 (15%) for the three months ended June 30, 1997 compared with the three months ended June 30, 1996. This decrease in general and administrative expenses was primarily due to reductions in salary and employee benefits costs relating to a decrease in the size of the Company's staff. Also, the staff reductions resulted in certain changes in job responsibility resulting in additional general and administrative costs being allocated to production expense and oil and gas operations.

         Abandonment of oil and gas properties decreased $45,496 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The Company incurred costs abandoning one well during the three months ended June 30, 1996 in its Gulf Coast area of interest while during the three months ended June 30, 1997 the Company incurred abandonment costs on two wells in the Appalachian area.

         Interest expense increased to $265,538 for the three months ended June 30, 1997 from $239,289 for the three months ended June 30, 1996. This increase was associated with an increase in the average outstanding borrowings for the comparable periods.

         Income from operations for the three months ended June 30, 1997 decreased $72,605 to $327,654 for the three months ended June 30, 1997 compared to $400,259 for the three months ended June 30, 1996. The Company's net income decreased $76,160 to $75,991 for the three months ended June 30, 1997 compared to $152,151 for the three months ended June 30, 1996. The above mentioned decrease in income was primarily a result of decreases in production revenues and drilling income which was offset by reduced general and administrative expenses.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $16.86 and $19.59 per barrel of oil for the three months ended June 30, 1997 and 1996, respectively, and $2.28 and $2.39 per Mcf for natural gas for the three months ended June 30, 1997 and 1996, respectively. Despite fluctuating gas prices due to weather and other events beyond the Company's control, several Appalachian based gas market indexes indicate that the general market for natural gas in the Appalachian Basin has been, on average, $.60 per Mcf higher during the two year period ended June 30, 1997 compared to the two year period ended June 30, 1995. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1996/1997 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possible changes in federal and state regulations. With continued unbundling of pipeline service, better educated consumers and open access to a variety of geographical markets, management cannot predict what long-term effects this will have on either spot market prices or longer term gas contracts.

         Currently, the Company sells natural gas under both fixed price contracts and on the spot market. The spot market price the Company receives for gas production is related to several variables, including weather and the effects of gas storage. The Company anticipates that spot market prices will continue to fluctuate in response to various factors, primarily weather and market conditions.

         In an effort to position itself to take advantage of future increases in demand for natural gas, the Company continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $392,000 at June 30, 1997 compared to $325,000 at March 31, 1997. The increase of $67,000 in working capital from March 31, 1997 reflects the Company's increase in cash flow from operating activities and the reduced cash outflow for the purchase of tangible equipment. The Company was able to utilize equipment on previously uneconomic wells by abandoning those wells and installing the equipment on new productive wells to meet its obligations to the partnerships formed in fiscal 1997. As of June 30, 1997, the Company had $8,640,000 outstanding under its Credit Facility. North Coast's current ratio was 1.2 to 1.0 at June 30, 1997 and 1.1 to 1.0 at March 31, 1997.

         The following table summarizes the Company's financial position at March 31, 1997 and June 30, 1997:

(Amounts in Thousands)          March 31, 1997        June 30, 1997
                               -----------------    ------------------
                               Amount       %       Amount       %
Working capital                $   325         2%   $   392
                                                                    2%
Property and equipment (net)    17,901        97%    17,857        97%
Other                              151         1%       135         1%
                               -------   -------    -------   -------
   Total                       $18,377       100%   $18,384       100%
                               =======   =======    =======   =======

Long-term debt                 $10,720        58%   $10,624        58%
Deferred income taxes              347         2%       348         2%
Stockholders' equity             7,310        40%     7,412        40%
                               -------   -------    -------   -------
   Total                       $18,377       100%   $18,384       100%
                               =======   =======    =======   =======

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 1996 and 1997:

                                                       Three Months Ended June 30,
                                                       ---------------------------
(Amounts in Thousands)                                    1996              1997
                                                          ----              ----
                                                   Amount      %      Amount      %
Net cash used by operating activities              $(552)     (28)%   $(264)     (28)%
Net cash used for investing activities              (867)     (44)%    (221)     (23)%
Net cash provided (used) by financing activities     850       43 %     (96)     (10)%
                                                   -----    -----     -----    -----
Increase in cash and equivalents                   $(569)     (29)%   $(581)     (61)%
                                                   =====      ===     =====      ===

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow from operating activities increased approximately $288,000 for the three months ended June 30, 1997 compared to the period ended June 30, 1996. This increase reflects the reduction of general and administrative expenses for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         Net cash used for investing activities decreased to approximately $221,000 for the three months ended June 30, 1997 from approximately $867,000 for the three months ended June 30, 1996. The decrease of $646,000 was due to the amount of funds raised in Drilling Programs and the subsequent number of wells drilled, coupled with the Company's ability to utilize equipment on previously uneconomic wells by abandoning those wells and installing the equipment on new productive wells to meet its obligations to the fiscal 1997 Drilling Programs.

         Net cash from financing activities decreased approximately $946,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This decrease reflects the Company's reduced need for borrowing due to reduced general and administrative expenses and the elimination of its Preferred Stock dividends between the comparable periods.

         The Company has a $20,000,000 revolving credit agreement with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at June 30, 1997), as defined. At June 30, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at June 30, 1997 were $1,110,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1997 financial statements). Also, the amendment of December 2, 1996 provides that the payment of dividends with respect to the capital stock of the Company is prohibited. As of June 30, 1997, the Company had $8,640,000 outstanding under the Credit Facility. At June 30, 1997 the Company was in violation of its debt coverage ratio, although this violation was waived by the lender. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999. Also, at June 30, 1997, the Company had approximately $58,357 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at June 30, 1997 was $519,621.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition to bank financing, the Company has two loans with Lomak. The first loan of $335,000 ($304,791 outstanding on June 30, 1997) bears an interest rate at the prime rate designated by the Chemical Bank, N.A., plus 1% (9.25% at June 30, 1997). The amounts outstanding under the terms of the Company's financing arrangement are subordinated to the prior payment and amounts outstanding under the Company's Credit Facility. Repayment of the loan is in cash, based upon a percentage of the net monthly revenues received from certain previously acquired properties.

         The second loan in the amount of $1,000,000 is unsecured and may be repaid in cash plus accrued interest (with approval of the Company's senior lender) with the proceeds of a sale of equity or may be converted into shares of Common Stock at the rate of $1.00 per share. The loan is subordinate to the Company's Credit Facility with its senior lender and bears interest at the rate of 8% per annum. As of June 30, 1997, the balance of the loan and accrued interest was $1,170,746. In connection with entering into the Loan Agreement, the Company issued a warrant to purchase 200,000 shares of Common Stock at $1.20 per share and a warrant to purchase 300,000 shares of Common Stock at $1.00 per share. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

         On or about September 4, 1996 Lomak, a publicly traded oil and gas company, purchased approximately 47% of the voting stock of the Company (as of June 30, 1997 Lomak owns approximately 37% of the voting stock of the Company) from two of the Company's largest former stockholders, NAGIT, USA (NAGIT) and Bruce E. Brocker. At the Company's annual meeting of stockholders, Lomak presented proxies representing the shares acquired from these shareholders and indicated its intention to nominate and elect two directors in the class whose terms were scheduled to expire at that meeting. Litigation among the Company, Lomak and Mr. Brocker concerning such proxies then ensued until November 1996 when the parties reached a settlement with respect to that litigation.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company and the other matters described above, the Company's ability to market its Drilling Programs was adversely affected. With the reduction of the Drilling Program activity and the need to conserve cash, the Company's ability to utilize equipment it owns on non-productive wells and increase profitably through the Drilling Programs was adversely affected. Demands on the Company's capital resources increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation and evaluating the Company's strategic alternatives. This necessitated actions by the Company to alter its growth oriented business plan in order to conserve cash. On October 21, 1996, the Company initiated layoffs of 21% of its staff coupled with a temporary reduction or deferment in wages to many of its remaining employees. Also, the Company suspended its dividends on its Series A Non-cumulative and Series B Cumulative Preferred Stock and adopted a plan to pay director fees in Common Stock in an effort to conserve cash resources. The Company subsequently made an offer to all holders of the Company's Preferred Stock offering additional shares of the Company's Common Stock as an enticement for conversion of the Preferred Stock to Common Stock. At June 30, 1997, the Company had cumulative dividends in arrears of $201,198.

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

         On August 1, 1997 the Company entered into a stock purchase agreement (the "Agreement") with NUON International by, a limited liability company organized under the laws of the Netherlands ("NUON"), wherein NUON agreed to purchase an aggregate of 17,226,387 shares of stock of North Coast for $15 million, subject to the satisfaction of certain conditions. Pursuant to the terms of the Agreement, NUON will purchase 5,747,127 shares of Common Stock, $0.01 par value per share (the "Common Stock"), for $5 million at a closing currently scheduled for September 4, 1997. Subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999. A portion of the proceeds from the initial installment will be used to pay existing subordinated indebtedness ($1,475,537 outstanding at June 30, 1997) owed to Lomak, a stockholder of the Company. The transaction is subject to customary conditions and governmental approvals, including the approval of NUON's Supervisory Board.

ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which will revise the calculation methods and disclosures regarding earnings per share. SFAS No. 128 is required to be adopted for financial statements with fiscal years ending after December 31, 1997. The Company has not determined the impact, if any, of this standard.

 FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in the fiscal 1998 Drilling Programs, and the ability to locate productive oil and gas prospects for development by the Company.

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

*Exhibit 27.1 furnished for Security and Exchange purposes only.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NORTH COAST ENERGY, INC.

August 14, 1997             /s/ Charles M. Lombardy, Jr.
                            -------------------------------------
                            Charles M. Lombardy, Jr.
                            Chief Executive Officer and Director

August 14, 1997             /s/ Tim Wagers
                            -------------------------------------
                            Tim Wagers
                            Principal Accounting and Financial Officer