Form 10-Q
period 1997-09-30
NORTH COAST ENERGY INC / DE/
filed 1997-11-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

            __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

COMMISSION FILE NUMBER 0-18691

                            NORTH COAST ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                              34-1594000
           (State of Incorporation)                    I.R.S. (Employer
                                                      Identification No.)
              1993 CASE PARKWAY
                TWINSBURG, OHIO                          44087-2343
        (Address of principal executive offices)         (Zip Code)

Registrants' telephone number, including area code:  (330) 425-2330

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

            Class                             Outstanding at November 10, 1997
--------------------------------              ---------------------------------
   Common Stock, $.01 par value                           16,580,680

                            NORTH COAST ENERGY, INC.


                                                                                                    Page No.
                                                                                                    --------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
     March 31, 1997 (Audited) and September 30, 1997 (Unaudited)                                        2

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 1996 and 1997                                     4

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 1996 and 1997                                               5

Unaudited Notes to Consolidated Financial Statements                                                    7

Management's Discussion and Analysis of Financial Condition and Results of Operations                   11


PART II - OTHER INFORMATION                                                                             17

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 and SEPTEMBER 30, 1997

                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                             March 31,       September 30,
                                                                          ---------------   ----------------
                                                                               1997               1997

CURRENT ASSETS:
   Cash and equivalents                                                   $    1,503,278     $   1,421,475
   Accounts receivable-
     Trade, net                                                                1,306,577         1,205,644
     Affiliates                                                                   81,456            99,501
   Inventories                                                                   200,971           111,161
   Deferred income taxes                                                          26,000            26,000
   Refundable income taxes                                                        50,000            50,000
   Other, net                                                                      8,488             1,380
                                                                          ----------------  -----------------

         Total current assets                                                  3,176,770         2,915,161
                                                                          ----------------  -----------------



PROPERTY AND EQUIPMENT, at cost:
   Land                                                                           93,437            93,437
   Oil and gas properties (successful efforts)                                24,290,505        24,584,799
   Pipelines                                                                   4,158,204         4,284,492
   Vehicles                                                                      348,825           354,995
   Furniture and fixtures                                                        501,049           505,003
   Buildings and improvements                                                    788,419           785,530
                                                                          ----------------  -----------------
                                                                              30,180,439        30,608,256

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                                          (12,279,402)      (12,771,222)
                                                                          ----------------  -----------------
                                                                              17,901,037        17,837,034



OTHER ASSETS, net                                                                150,893           127,445
                                                                          ----------------  -----------------



                                                                          $   21,228,700     $  20,879,640
                                                                          ================  =================




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 and SEPTEMBER 30, 1997

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    March 31,     September 30,
                                                                                      1997            1997
                                                                                   -----------     -----------

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $     108,900   $      99,800
   Accounts payable                                                                  1,952,863       1,513,766
   Accrued expenses                                                                    320,255         341,702
   Billings in excess of costs on uncompleted contracts                                469,361               -
                                                                                   -----------     -----------

         Total current liabilities                                                   2,851,379       1,955,268
                                                                                   -----------     -----------

LONG-TERM DEBT, net of current portion                                              10,720,510       6,580,835

DEFERRED INCOME TAXES, net                                                             347,200         347,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 76,951 and 75,541 issued and outstanding
     (aggregate liquidation value of $769,510
     and $755,410, respectively)                                                           770             755
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 269,464 and 268,264 issued and outstanding (aggregate liquidation value $2,694,640 and 2,682,640,
     respectively)                                                                       2,695           2,683
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                  -               -
   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 10,753,895 and 16,542,832 issued and outstanding                      107,539         165,428
   Additional paid-in capital                                                       12,083,196      16,823,817
   Retained deficit                                                                 (4,884,589)     (4,996,346)
                                                                                   -----------     -----------

         Total stockholders' equity                                                  7,309,611      11,996,337
                                                                                   -----------     -----------
                                                                                   $21,228,700     $20,879,640
                                                                                   ===========     ===========





              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended September 30, 1996 and 1997

                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                    ------------------                ----------------
                                                  1996              1997           1996              1997
                                                  ----              ----           ----              ----
REVENUE:
 Oil and gas production                       $   721,199      $   671,074      $ 1,584,133      $ 1,415,124
 Drilling revenues                                273,504          275,000        1,442,700          738,554
 Well operating, transportation and other         574,978          394,424        1,046,785          823,052
 Administrative and agency fees                   221,483          213,162          424,961          426,425
                                              -----------      -----------      -----------      -----------
                                                1,791,164        1,553,660        4,498,579        3,403,155
COSTS AND EXPENSES:
 Oil and gas production expenses                  182,305          202,641          408,115          432,882
 Drilling costs                                   275,055          255,938        1,196,638          629,803
 Oil and gas operations                           392,027          163,167          641,466          305,661
 General and administrative expenses              695,822          569,220        1,256,921        1,047,880
 Depreciation, depletion, amortization,
   impairment and other                           278,942          258,700          579,632          552,242
 Abandonment of oil and gas properties             (3,692)               -           44,843            3,039
                                              -----------      -----------      -----------      -----------
                                                1,820,459        1,449,666        4,127,615        2,971,507
                                              -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                     (29,295)         103,994          370,964          431,648
                                              -----------      -----------      -----------      -----------

OTHER INCOME
 Interest                                          13,174           13,377           27,135           26,293
 Other                                              8,824                -           24,824               62
 Gain (loss) on sale of property
   and equipment                                   (8,994)               -          (10,774)           1,897
                                              -----------      -----------      -----------      -----------
                                                   13,004           13,377           41,185           28,252
                                              -----------      -----------      -----------      -----------
OTHER EXPENSE
 Interest                                         272,815          239,053          512,104          504,591
                                              -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                         (289,106)        (121,682)         (99,955)         (44,691)

CREDIT FOR INCOME TAXES:
 Current                                                -           (1,000)               -                -
 Deferred                                         (61,000)               -          (24,000)               -
                                              -----------      -----------      -----------      -----------
                                                  (61,000)          (1,000)         (24,000)               -
                                              -----------      -----------      -----------      -----------


NET LOSS                                      $  (228,106)     $  (120,682)     $   (75,955)     $   (44,691)
                                              ===========      ===========      ===========      ===========


NET LOSS PER SHARE
  (primary and fully diluted)                    $  (.04)      $      (.02)     $      (.05)        $  (.02)
                                              ===========      ===========      ===========      ===========




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Six Months Ended September 30, 1996 and 1997

                                   (Unaudited)

                                                                       1996             1997
                                                                       ----             -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $   (75,955)     $   (44,691)
 Adjustments to reconcile net loss
  to cash provided by operating activities-
   Depreciation, depletion, amortization, impairment and other         579,632          552,242
   Abandonment of oil and gas properties                                44,843            3,039
   (Gain) loss on sale of property and equipment                        10,774           (1,897)
   Deferred income taxes                                               (24,000)               -
   Change in:
    Accounts receivable                                               (282,165)          82,888
    Other current assets                                               (59,909)          96,918
    Other assets                                                        22,809           (6,462)
    Accounts payable                                                  (727,619)        (326,084)
    Accrued expenses                                                    56,745           21,447
    Billings in excess of costs on uncompleted contracts               (63,037)        (469,361)
                                                                   -----------      -----------

    Total adjustments                                                 (441,927)         (47,270)
                                                                   -----------      -----------

    Net cash used by operating activities                             (517,882)         (91,961)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (1,581,674)        (461,472)
 Proceeds on sale of property and equipment                            104,262            2,000
                                                                   -----------      -----------

    Net cash used for investing activities                          (1,477,412)        (459,472)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                             (70,962)         (87,161)
 Borrowings under revolving credit facility                          1,660,000          200,000
 Payments on long-term debt                                            (33,366)      (1,508,776)
 Repayments of borrowings under revolving credit facility                    -       (2,840,000)
 Net proceeds from the issuance of Common Stock                              -        4,772,633
 Distributions and dividends                                          (323,875)         (67,066)
                                                                   -----------      -----------
    Net cash provided by financing activities                        1,231,797          469,630
                                                                   -----------      -----------

DECREASE IN CASH AND EQUIVALENTS                                      (763,497)         (81,803)





    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Six Months Ended September 30, 1996 and 1997

                                   (Unaudited)

                                                            1996            1997
                                                            ----            ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              $1,551,748      $1,503,278
                                                         ----------      ----------

CASH AND EQUIVALENTS AT END OF PERIOD                    $  788,251      $1,421,475
                                                         ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for -
    Interest                                             $  395,823      $  411,731
    Income taxes                                         $        -      $   11,049

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                               $  637,549      $        -

Accounts payable incurred for the
 purchase of property and equipment                      $   80,032      $   13,347

Common Stock issued for Director fees                    $        -      $   25,582






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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            33.7%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            27.0%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            25.5%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            34.8%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      30.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    26.9%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    25.7%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    26.5%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    25.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    25.3%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    39.5%
         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    30.3%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    31.0%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    30.0%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    30.0%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    25.0%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.     Long-Term Debt

                                                                        March 31, 1997  September 30, 1997
                                                                        --------------  ------------------
            Long-term debt consists of the following:

             Revolving credit notes payable - bank                         $ 8,640,000      $6,000,000

             Notes payable to stockholder with interest at prime
             plus 1% and 8%.  Repaid in fiscal 1998.                         1,453,674               -

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.               60,216          56,475

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58%).                             524,033         516,791

             Various installment notes payable, in aggregate monthly
             installments (including interest) of $9,042 at March 31,
             1997, and $8,300 at September 30, 1997.                           151,487         107,369
                                                                           -----------      ----------
                                                                            10,829,410       6,680,635

             Less current portion                                              108,900          99,800
                                                                           -----------      ----------
                                                                           $10,720,510      $6,580,835
                                                                           ===========      ==========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.     Long-Term Debt (Continued)

        The Company has a $20,000,000 revolving credit agreement ("Credit Facility") with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at September 30, 1997), as defined. At September 30, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at September 30, 1997 were $3,150,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999.

        Amounts outstanding under the reducing revolving line of credit which were $6,000,000 at September 30, 1997, bear interest at the lending bank's prime rate plus 1 1/2% (currently 10%). The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum stockholders' equity, restrictions on the payment of dividends, as defined, and a minimum debt coverage ratio, as defined. The Company was in compliance with respect to all covenants and restrictions at September 30, 1997.

        The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

        The Company had two notes payable to a stockholder, which were repaid on September 5, 1997, in the aggregate of $1,526,043. The loan payment included interest of $50,506.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                              March 31,                 September 30,
                                                                1997                        1997
                                                                ----                        ----
               Billings on uncompleted contracts            $ 738,554                   $          -
               Costs incurred on uncompleted contracts        269,193                              -
                                                              -------                    -----------
                                                            $ 469,361                   $          -
                                                              =======                    ===========

               At September 30, 1997 all contracts were completed.

Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At September 30, 1997, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $239,000 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends

         The agreement with the Company's Credit Facility provides that the payment of dividends with respect to the capital stock of the Company is prohibited. The Company paid a quarterly dividend of $67,066 on the cumulative convertible Series B preferred stock on September 30, 1997 after receiving a waiver from its lender. For purposes of computing earning per share for the three months ending September 30, 1997, dividends in arrears on the cumulative convertible Series B preferred stock were $67,066. Cumulative dividends in arrears on the cumulative convertible Series B preferred stock are $201,198.

Note 6.  Sale of Common Stock

         September 4, 1997 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999.

         A portion of the proceeds from the sale of Common Stock was utilized to repay existing subordinated indebtedness and interest in the amount of $1,526,043 owed to Lomak Petroleum, Inc., a principal stockholder of the Company, with the remaining proceeds used for working capital and to reduce the amount outstanding under the Company's Credit Facility.

Note 7.  Pro Forma

         During fiscal 1997, the Company conducted a conversion offer to its preferred shareholders (Series A and B) to convert their shares into common stock with additional shares offered as an incentive. Following the termination of the conversion offer, 223,159 shares of Preferred Series A were tendered and exchanged for 1,115,795 shares of Common Stock and 195,201 shares of Preferred Series B were tendered and exchanged for 1,561,608 shares of Common Stock.

         The following table presents unaudited, pro forma operating results as if the stock conversion and the sale of Common Stock (see Note 6) had occurred at the beginning of each period presented.


                                September 30, 1996     September 30,
                                     Pro Forma              1997
                                ------------------   -----------------

REVENUE                            $  4,498,579       $  3,403,155

NET LOSS                                (75,955)           (44,691)

NET LOSS APPLICABLE TO COMMON
    STOCK                          $   (399,830)      $   (178,823)

WEIGHTED AVERAGE SHARES
    OUTSTANDING                      16,478,301         16,533,744

EARNINGS PER SHARE                 $      (0.02)      $      (0.01)

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

         The Company typically forms the Drilling Programs between August and December of each year and conducts its drilling operations between September and March. It generally requires six to eight months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year.

         The following table is a review of the results of operations of the Company for the three and six months ended September 30, 1996 and 1997. All items in the table are calculated as a percentage of total revenues.

                                                                       Three Months            Six Months
                                                                          Ended                   Ended
                                                                      September 30,           September 30,
                                                                     1996        1997        1996       1997
                                                                     ----        ----        ----       ----
Revenue:
   Oil and gas production                                             40%         42%         35%         41%
   Drilling revenues                                                  15          18          32          22
   Well operating, transportation and other                           32          25          23          24
Administrative and agency fees                                        12          14           9          12
   Other                                                               1           1           1           1
                                                                    ----        ----        ----        ----
           Total Revenues                                            100%        100%        100%        100%
                                                                    ----        ----        ----        ----

Expenses:
   Oil and gas production expenses                                    10%         13%          9%         13%
   Drilling costs                                                     15          16          26          18
   Oil and gas operations                                             22          11          14           9
   General and administrative expenses                                39          36          28          30
   Depreciation, depletion, amortization, impairment and other        15          17          13          16
   Abandonment of oil and gas properties                               0           0           1           0
   Provision for taxes on income                                      (3)          0           0           0
   Other                                                              15          15          11          15
                                                                    ----        ----        ----        ----
         Total Expenses                                              113%        108%        102%        101%

         Net Loss                                                    (13)%        (8)%        (2)%        (1)%
                                                                    ====        ====        ====        ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and six months ended September 30, 1996 and 1997. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1996 TO SIX MONTHS ENDED SEPTEMBER 30, 1997.

REVENUE

         Oil and gas production revenues decreased $169,009 (11%) to $1,415,124 for the six months ended September 30, 1997 compared to $1,584,133 for the prior corresponding period. The primary reason for the decrease in oil and gas production revenues was due to a 6% decrease in gas production from the Appalachian area between comparable periods. The gas production revenues were also affected by a decrease in product price in the Company's Pennsylvania market. Although the average price received by the Company decreased, oil production revenue remained stable between comparable periods due to a 12% increase in oil production. The Company received an average price of $17.53 and $19.85 per barrel of oil for the six months ended September 30, 1997 and 1996, respectively, and $2.21 and $2.51 per Mcf for natural gas for the six months ended September 30, 1997 and 1996, respectively.

            Drilling revenues for the period decreased by $704,146 (49%) to $738,554 for the six months ended September 30, 1997 from $1,442,700 for the six months ended September 30, 1996 due primarily to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 4 wells for the six months ended September 30, 1997 compared to 14 wells for the six months ended September 30, 1996. The decrease in wells recognized in drilling revenues was due to a larger number of wells in progress at the Company's fiscal year end of March 31, 1996 compared to March 31, 1997. The reduction in the number of wells in progress was a result of the decrease in the amount of funds raised in the fiscal 1997 Drilling Programs of $3,015,500 as compared to $6,460,000 for the fiscal 1996 Drilling Programs. Management of the Company believes that this reduction was caused by the uncertainties arising from the purchase of North Coast Common Stock by Lomak Petroleum, Inc. ("Lomak"), now a principal stockholder of the Company.

            For the six months ended September 30, 1997, well operating, transportation and other revenues decreased $223,733 (21%) compared to the six months ended September 30, 1996. A decrease of $291,620 in third party gas sales coupled with a decrease in transportation revenue was offset somewhat by an increase in well operating and compressor revenue.

EXPENSES

         Oil and gas production expenses increased $24,767 (6%) for the six months ended September 30, 1997 compared to September 30, 1996 due to $35,000 of costs incurred with relocation of certain production facilities in the Gulf Coast area.

         Drilling costs for the six months ended September 30, 1997 as compared to the six months ended September 30, 1996 decreased $566,835 (47%) primarily due to the decreased number of wells completed between comparable periods. The profit margin on drilling revenue decreased to 15% for the six months ended September 30, 1997 compared to 17% for the six months ended September 30, 1996. The decrease in the drilling profit margin between comparable periods was due to additional completion costs over the estimated accruals from wells recognized in drilling income in prior periods.

         Oil and gas operations expenses decreased $335,805 (52%) for the six months ended September 30, 1997 as compared to the six months ended September 30, 1996. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions.

         General and administrative expenses decreased $209,041 (17%) for the six months ended September 30, 1997 compared with the six months ended September 30, 1996. This decrease in general and administrative expenses was primarily due to cost savings related to staff reductions and the litigation expenses related to Lomak for the six months ended September 30, 1996.

                  Income from operations for the six months ended September 30, 1997 increased $60,684 (16%) to $431,648 for the six months ended September 30, 1997 compared to $370,964 for the six months ended September

30, 1996. The Company's net loss decreased $31,264 (41%) to $44,691 for the six months ended September 30, 1997 compared to a net loss of $75,955 for the six months ended September 30, 1996. The above mentioned increase in income was primarily a result of decreases in oil and gas operations expense and general and administrative expenses which were offset by reduced drilling activity.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUE

         Oil and gas production revenues for the three months ended September 30, 1997 decreased $50,125 (7%) to $671,074 compared to $721,199 for the prior corresponding period. The primary reason for the decrease in oil and gas production revenues was a 4% decrease in the average natural gas price the Company received between comparable periods. The average price the Company received for natural gas decreased to $2.33 per Mcf for the three months ended September 30, 1997 from $2.43 per Mcf for the three months ended September 30, 1996.

         The Company recognized revenue on the drilling of two wells for the three months ended September 30, 1997, compared to three wells for the three months ended September 30, 1996. The drilling revenues remained relatively constant even with the reduction in the number of wells because certain of the wells which were completed during the three months ended September 30, 1996 were shallower than the wells completed during the three months ended September 30, 1997. Shallower wells are charged a lower turnkey contract price.

         Revenues generated from well operating, transportation and other decreased $180,554 (31%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease was due to a decrease in unaffiliated third party gas sales of $218,947. The decrease in revenues in this category was slightly offset by an increase in well operating revenue and compressor revenue.

EXPENSES

         Oil and gas operations expenses decreased $228,860 (58%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease was due to the decrease in gas purchases related to unaffiliated third party gas sales as discussed above.

         General and administrative expenses decreased $126,602 (18%) for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This decrease in general and administrative expenses was due to cost savings related to staff reductions and the litigation expenses related to Lomak for the three months ended September 30, 1996.

         For the three months ended September 30, 1997 income from operations increased $133,289 to $103,289 for the three months ended September 30, 1997 compared to a loss from operations of $29,295 for the three months ended September 30, 1996.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management of the Company believes that other forces of the economy and world events, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $18.10 and $20.25 per barrel of oil for the six months ended September 30, 1997 and 1996, respectively, and $2.33 and $2.43 per Mcf for natural gas for the six months ended September 30, 1997 and 1996, respectively. Despite fluctuating gas prices due to weather and other events beyond the Company's control, several Appalachian based gas market indexes indicate that the general market for natural gas in the Appalachian Basin has been, on average, $.60 per Mcf higher during the two year period ended September 30, 1997 compared to the two year period ended September 30, 1995. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1996/1997 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices include increased competition from Canadian gas, effects of gas storage and possible changes in federal and state regulations. With continued unbundling of pipeline service, better educated consumers and open access to a variety of geographical markets, management cannot predict what long-term effects this will have on either spot market prices or longer term gas contracts.

         Currently, the Company sells natural gas under both fixed contracts and on the spot market. Approximately 10% of the company's production is sold on the spot market, while 90% is under contract. The spot market price the Company receives for gas production is related to several variables, including weather and the effects of gas storage. The gas under contract is priced as follows; 60% is based on the NYMEX price plus a premium, 10% is based on Appalachian indexes plus a premium, while the price of the remaining production is fixed. The price of the NYMEX based contracts can be predetermined by the Company at any NYMEX level prior to the production month. The index price contracts are based on then current market prices.

         In an effort to position itself to take advantage of future increases in demand for natural gas, the Company continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $960,000 at September 30, 1997 compared to $325,000 at March 31, 1997. The increase of $635,000 in working capital from March 31, 1997 reflects the Company's improved cash position from the sale of 5 million shares of Common Stock on September 4, 1997. Also, the Company reduced cash outflow related to the purchase of well equipment by utilizing equipment in inventory or on wells yet to be plugged and abandoned. As of September 30, 1997, the Company had $6,000,000 outstanding under its Credit Facility. North Coast's current ratio was 1.5 to 1.0 at September 30, 1997 and
1.1 to 1.0 at March 31, 1997.

         The following table summarizes the Company's financial position at March 31, 1997 and September 30, 1997:

(Amounts in Thousands)              March 31, 1997      September 30, 1997
                                    --------------      ------------------
                                   Amount        %       Amount         %
                                   ------        -       ------         -

Working capital                   $   325        2%      $   960        5%
Property and equipment (net)       17,901       97%       17,837       94%
Other                                 151        1%          127        1%
                                  -------      ---       -------      ---
   Total                          $18,377      100%      $18,924      100%
                                  =======      ===       =======      ===

Long-term debt                    $10,720       58%      $ 6,581       35%
Deferred income taxes                 347        2%          347        2%
Stockholders' equity                7,310       40%       11,996       63%
                                  -------      ---       -------      ---
   Total                          $18,377      100%      $18,924      100%
                                  =======      ===       =======      ===


CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 1996 and 1997:

                                                    Six Months Ended September 30,
                                                    ------------------------------
(Amounts in Thousands)                                1996                   1997
                                                      ----                   ----
                                                Amount         %        Amount        %
                                                ------         -        ------        -

Net cash used by operating activities          $  (518)      (21)%      $ (92)       (9)%
Net cash used for investing activities          (1,477)      (58)%       (459)      (43)%
Net cash provided by financing activities        1,232        49%         469        44%
                                               -------       ---        -----       ---
Decrease in cash and equivalents               $  (763)      (30)%      $ (82)       (8)%
                                               =======       ===        =====       ===


      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow from operating activities increased approximately $426,000 for the six months ended September 30, 1997 compared to the period ended September 30, 1996. This increase reflects the reduction of general and administrative expenses for the six months ended September 30, 1997 compared to the six months ended September 30, 1996.

         Net cash used for investing activities decreased to approximately $459,000 for the six months ended September 30, 1997 from approximately $1,477,000 for the six months ended September 30, 1996. The decrease of $1,018,000 was due to the amount of funds raised in Drilling Programs and the subsequent number of wells drilled, coupled with the Company's ability to utilize well equipment in inventory or on wells yet to be plugged and abandoned.

         Net cash from financing activities decreased approximately $763,000 for the six months ended September 30, 1997 compared to the six months ended September 30, 1996. This decrease reflects the Company's sale of $5,000,000 of Common Stock, the repayment of two loans to Lomak, a reduction in dividends on Preferred Stock and repayments of borrowings under the Credit Facility for the six months ended September 30, 1997 compared to an increase in borrowings on the Credit Facility for the six months ended September 30, 1996.

         The Company has a $20,000,000 revolving credit agreement ("Credit Facility") with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at September 30, 1997), as defined. At September 30, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at September 30, 1997 were $3,150,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1997 financial statements). Also, the December 2, 1996 amendment to the Credit Facility provides that the payment of dividends with respect to the capital stock of the Company is prohibited. The Company paid a quarterly dividend of $67,066 on the cumulative convertible Series B preferred stock on September 30, 1997 after receiving a waiver from its lender. As of September 30, 1997, the Company had $6,000,000 outstanding under the Credit Facility. At September 30, 1997 the Company was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999. Also, at September 30, 1997, the Company had approximately $58,357 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over a 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at September 30, 1997 was $516,791.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         On September 4, 1997 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999.

         A portion of the proceeds from the sale of Common Stock was utilized to repay existing subordinated indebtedness in the amount of $1,475,537 plus interest of $50,506 owed to Lomak with the remaining proceeds used for working capital and to reduce the amount outstanding under the Company's Credit Facility.

         Management of the Company intends to utilize its Credit Facility to purchase additional partnership interests in the Drilling Programs previously sponsored by the Company. Management has not yet determined to what extent, if any, it will be able to acquire additional interest in these partnerships, however, management believes that available borrowing on the existing Credit Facility will provide sufficient funds.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company on or about September 4, 1996, the Company's ability to market its Drilling Programs was adversely affected for fiscal 1996. With the reduction of the Drilling Program activity for fiscal 1996 and the need to conserve cash, the Company's ability to increase profitably through the Drilling Programs was adversely affected. Demands on the Company's capital resources increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation with Lomak. This necessitated actions by the Company to conserve cash by initiating layoffs of 21% of its staff in October, 1996, suspending its dividends on its Series A Non-cumulative and Series B Cumulative Preferred Stock and other cost cutting measures. Revenues derived from the Company's Drilling Partnership activity for fiscal 1998 will be dependent upon several factors including the potential partnership investors' reaction to the NUON transaction, the Company's ability to re-staff necessary departments, locate available drilling sites, results from prior drilling programs and ultimately the total amount of drilling program funds raised.

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

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).  Exhibits

         11.1     Computation of Earnings per Common Share.

         27.1     Financial Data Schedule*

         99.1 Stock Purchase Agreement by and between North Coast Energy, Inc. and NUON International bv, dated August 1, 1997.**

         b).      Form 8-K Filings.

                  On August 1, 1997, the Company filed a current report on Form 8-K relating to a Stock Purchase Agreement it entered into with NUON International bv wherein NUON agreed to purchase an aggregate of 17,226,387 shares of stock of North Coast Energy, Inc. for $15 million, subject to the satisfaction of certain conditions.

                  On September 4, 1997, the Company filed a current report on Form 8-K relating to the sale of 5,747,127 shares of its Common Stock to NUON pursuant to the terms of the Stock Purchase Agreement dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999 at a price of $0.87 per share.

                  Also on September 4, 1997 Robert L. Bauman, Charles K. Ebinger and W. Dale Wegrich resigned from the Board of Directors of the Company. Pursuant to the terms of the Agreement and upon the recommendation of NUON, the Board of Directors appointed Dr. Leo J.M.J. Blomen, Drs. J.J.M. Smits and Saul Siegel to the Board of Directors of the Company.


*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only. **Incorporated by reference to the appropriate exhibit to the Company's Form 8-K filed on August 1, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORTH COAST ENERGY, INC.


November 14, 1997                 /s/ Charles M. Lombardy, Jr.
                                  ----------------------------------------------
                                  Charles M. Lombardy, Jr.
                                  Chief Executive Officer and Director


November 14, 1997                 /s/ Tim Wagers
                                  ----------------------------------------------
                                  Tim Wagers
                                  Principal Accounting and Financial Officer