Form 10-Q
period 1997-12-31
NORTH COAST ENERGY INC / DE/
filed 1998-02-13
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

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

           Class                               Outstanding at February 10, 1998
----------------------------                   ---------------------------------
Common Stock, $.01 par value                              16,612,931

                            NORTH COAST ENERGY, INC.


                                                                                            Page No.
                                                                                            --------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
     March 31, 1997(Audited) and December 31, 1997 (Unaudited)                                  2

Unaudited Consolidated Statements of Operations -
     For the Three and Nine Months Ended December 31, 1996 and 1997                             4

Unaudited Consolidated Statements of Cash Flows -
     For the Nine Months Ended December 31, 1996 and 1997                                       5

Unaudited Notes to Consolidated Financial Statements                                            7

Management's Discussion and Analysis of Financial Condition and Results of Operations          12


PART II - OTHER INFORMATION                                                                    18


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1997

                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                   March 31,         December 31,
                                                                ---------------   ----------------
                                                                     1997                1997

CURRENT ASSETS:
   Cash and equivalents                                        $    1,503,278      $  3,275,582
   Accounts receivable-
     Trade, net                                                     1,306,577         1,564,162
     Affiliates                                                        81,456           110,986
   Inventories                                                        200,971           192,639
   Deferred income taxes                                               26,000            26,000
   Refundable income taxes                                             50,000            50,000
   Other, net                                                           8,488            16,818
                                                               ----------------  -----------------

         Total current assets                                       3,176,770         5,236,187
                                                               ----------------  -----------------



PROPERTY AND EQUIPMENT, at cost:
   Land                                                                93,437            93,437
   Oil and gas properties (successful efforts)                     24,290,505        25,228,293
   Pipelines                                                        4,158,204         4,289,663
   Vehicles                                                           348,825           354,995
   Furniture and fixtures                                             501,049           503,877
   Buildings and improvements                                         788,419           786,689
                                                               ----------------  -----------------
                                                                   30,180,439        31,256,954

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                               (12,279,402)      (13,040,539)
                                                               ----------------  -----------------
                                                                   17,901,037        18,216,415



OTHER ASSETS, net                                                     150,893            22,835
                                                               ----------------  -----------------



                                                                $  21,228,700    $  23,475,437
                                                               ================  =================






       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1997

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                 March 31, 1997   December 31,
                                                                                       1997            1997
                                                                                 -------------   -------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                              $    108,900    $     88,200
   Accounts payable                                                                  1,952,863       2,137,794
   Accrued expenses                                                                    320,255         205,631
   Billings in excess of costs on uncompleted contracts                                469,361       2,074,616
                                                                                 -------------   -------------

         Total current liabilities                                                   2,851,379       4,506,241
                                                                                 -------------   -------------

LONG-TERM DEBT, net of current portion                                              10,720,510       6,564,825

DEFERRED INCOME TAXES, net                                                             347,200         347,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value
     $.01 per share; 563,270 shares authorized; 76,951 and 75,481 issued and outstanding (aggregate liquidation value of $769,510
     and $754,810, respectively)                                                           770             755
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 269,464 and 268,264 issued and outstanding (aggregate liquidation value $2,694,640 and 2,682,640,
     respectively)                                                                       2,695           2,683
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                  -               -
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 10,753,895 and 16,611,533 issued and outstanding                      107,539         166,115
   Additional paid-in capital                                                       12,083,196      16,820,644
   Retained deficit                                                                 (4,884,589)     (4,933,026)
                                                                                 -------------   -------------

         Total stockholders' equity                                                  7,309,611      12,057,171
                                                                                 -------------   -------------
                                                                                  $ 21,228,700    $ 23,475,437
                                                                                 =============   =============



       The accompanying notes are an integral part of these Balance Sheets

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

               For The Periods Ended December 31, 1996 and 1997

                                 (Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                        1996            1997           1996             1997
                                                        ----            ----           ----             ----
REVENUE:
  Oil and gas production                           $   767,086     $   731,789     $ 2,351,219     $ 2,146,913
  Drilling revenues                                        -           518,997       1,442,700       1,257,551
  Well operating, transportation and other             409,914         383,772       1,456,699       1,206,824
  Administrative and agency fees                       245,772         332,979         670,733         759,404
                                                   -----------     -----------     -----------     -----------
                                                     1,422,772       1,967,537       5,921,351       5,370,692
COSTS AND EXPENSES:
  Oil and gas production expenses                      193,481         192,563         601,596         625,445
  Drilling costs                                        91,900         518,417       1,288,538       1,148,220
  Oil and gas operations                               114,468          59,171         755,934         364,832
  General and administrative expenses                  698,157         638,628       1,955,078       1,686,508
  Depreciation, depletion, amortization, and
    other                                              466,390         319,406       1,046,022         871,648
  Abandonment of oil and gas properties                 14,017          30,851          58,860          33,890
                                                   -----------     -----------     -----------     -----------
                                                     1,578,413       1,759,036       5,706,028       4,730,543
                                                   -----------     -----------     -----------     -----------

(LOSS) INCOME FROM OPERATIONS                         (155,641)        208,501         215,323         640,149
                                                   -----------     -----------     -----------     -----------

OTHER INCOME
  Interest                                              11,155          17,067          38,290          43,360
  Other                                                 24,049           3,029          48,873           3,091
  Gain (loss) on sale of property and equipment          1,806             671          (8,968)          2,568
                                                   -----------     -----------     -----------     -----------
                                                        37,010          20,767          78,195          49,019
                                                   -----------     -----------     -----------     -----------
OTHER EXPENSE
  Interest                                             283,219         165,948         795,323         670,539
                                                   -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES                     (401,850)         63,320        (501,805)         18,629

CREDIT FOR TAXES ON INCOME
  Current                                                  -               -               -               -
  Deferred                                            (131,000)            -          (155,000)            -
                                                   -----------     -----------     -----------     -----------
                                                      (131,000)            -          (155,000)            -
                                                   -----------     -----------     -----------     -----------

NET (LOSS) INCOME                                  $  (270,850)    $    63,320     $  (346,805)    $    18,629
                                                   ===========     ===========     ===========     ===========

NET LOSS PER SHARE (basic and diluted)             $      (.05)    $      (.00)    $      (.10)    $      (.01)
                                                   ===========     ===========     ===========     ===========









    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended December 31, 1996 and 1997

                                   (Unaudited)


                                                               December 31,    December 31,
                                                                   1996            1997
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $  (346,805)    $    18,629
  Adjustments to reconcile net (loss) income to cash
    provided by operating activities-
     Depreciation, depletion, amortization and other             1,046,022         871,648
     Abandonment of oil and gas properties                          58,860          33,890
     (Gain) loss on sale of property and equipment                   8,968          (2,568)
     Deferred income taxes                                        (155,000)            -
     Change in:
       Accounts receivable                                         (13,200)       (287,115)
       Other current assets                                        (87,729)            -
       Other assets                                                 35,209          86,932
       Accounts payable                                           (655,954)        342,081
       Accrued expenses                                             46,411        (114,624)
       Billings in excess of costs on uncompleted contracts      1,227,407       1,605,255
                                                               -----------     -----------

       Total adjustments                                         1,510,994       2,535,499

       Net cash provided by operating activities                 1,164,189       2,554,128

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (1,905,286)     (1,179,221)
  Proceeds on sale of property and equipment                       171,569           2,000
                                                               -----------     -----------

       Net cash used for investing activities                   (1,733,717)     (1,177,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of accounts payable used to finance property and
    equipment additions                                            (70,962)        (87,161)
  Borrowings under revolving credit facility                     2,080,000         200,000
  Borrowings under note payable to stockholder                      63,579               -
  Repayments of borrowings under revolving credit facility             -        (2,840,000)
  Net proceeds from the issuance of Common Stock                       -         4,726,008
  Payments on long-term debt                                      (109,553)     (1,536,386)
  Cash paid for deferred financing cost                            (12,900)            -
  Distributions and dividends                                     (323,875)        (67,066)
                                                               -----------     -----------
       Net cash provided by financing activities                 1,626,289         395,395

INCREASE IN CASH AND EQUIVALENTS                               $ 1,056,761     $ 1,772,302




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Nine Months Ended December 31, 1996 and 1997

                                   (Unaudited)


                                                                              1996          1997
                                                                              ----          ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                $1,551,748    $1,503,278
                                                                           ----------    ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                      $2,608,509    $3,275,580
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                               $  721,489    $  583,137
    Income taxes                                                                  -      $   11,049

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase of property and equipment         $  637,549           -

Accounts payable incurred for the purchase of property and equipment       $   44,797           -

Accounts payable from interest incurred on long term debt                         -

Stock bonus given to employees                                             $   23,132    $   10,270

Common Stock issued for Director fees                                             -      $   59,719











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


         Capital Drilling Fund 1986-1 Limited Partnership                                      13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership    40.4%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership    38.9%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership    35.1%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership    41.7%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership              31.6%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership            29.4%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership            28.9%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership            25.0%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership            28.4%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership            25.6%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership            28.3%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership            25.0%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership            27.8%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership            39.5%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)


         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership     32.6%

         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership     31.7%

         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership     30.0%

         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership     30.0%

         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership     25.0%

         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership     25.0%

         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership     20.0%

         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership     20.0%

         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership     20.0%

         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership     20.0%

         North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership     38.2%

         North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership     20.0%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.  Long-Term Debt

                                                                       March 31, 1997         December 31, 1997
                                                                       --------------         -----------------
         Long-term debt consists of the following:

            Revolving credit notes payable - bank                       $ 8,640,000             $ 6,000,000

            Notes payable to stockholder with interest at prime
            plus 1% and 8%.  Repaid in fiscal 1998.                       1,453,674                     -

            Mortgage note payable to a bank, secured by land and
            a building, requiring monthly payments of approximately
            $1,019 (including interest at 8%) through July 2003.             60,216                  55,194

            Mortgage note payable to a bank, secured by land and
            a building, requiring monthly payments of approximately
            $5,248 (including interest at 8.58%).                           524,033                 512,223

            Various installment notes payable, in aggregate monthly
            installments (including interest) of $9,042 at March 31,
            1997, and $7,050 at December 31, 1997.                          151,487                  85,608
                                                                        -----------             -----------
                                                                         10,829,410               6,653,025

            Less current portion                                            108,900                  88,200
                                                                        -----------             -----------
                                                                        $10,720,510             $ 6,564,825
                                                                        ===========             ===========


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2. Long-Term Debt (Continued)

        The Company has a $20,000,000 revolving credit agreement ("Credit Facility") with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at December 31, 1997), as defined. At December 31, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at December 31, 1997 were $2,550,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999.

        Amounts outstanding under the reducing revolving line of credit which were $6,000,000 at December 31, 1997, bear interest at the lending bank's prime rate plus 1 1/2% (currently 10%). The agreement requires the Company to pay a commitment fee of 1/2% on the unused amount of the available borrowings and closing costs of 1% on any increase in borrowing availability. The agreement contains certain restrictive covenants, including minimum working capital, minimum stockholders' equity, restrictions on the payment of dividends, as defined, and a minimum debt coverage ratio, as defined. The Company was in compliance with respect to all covenants and restrictions at December 31, 1997.

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

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:


                                                            March 31,                      December 31,
                                                              1997                              1997
                                                              ----                              ----
               Billings on uncompleted contracts            $ 738,554                     $ 2,183,480
               Costs incurred on uncompleted contracts        269,193                         108,864
                                                              -------                      ----------
                                                            $ 469,361                     $ 2,074,616
                                                              =======                       =========


Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $140,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At December 31, 1997, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $913,000 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends

         The agreement with the Company's Credit Facility provides that the payment of dividends with respect to the capital stock of the Company is prohibited. The Company paid a quarterly dividend of $67,066 on the cumulative convertible Series B preferred stock on September 30, 1997 after receiving a waiver from its lender. For purposes of computing earnings per share for the nine months ending December 31, 1997, dividends in arrears on the cumulative convertible Series B preferred stock were $134,132. Cumulative dividends in arrears on the cumulative convertible Series B preferred stock are $268,264.

Note 6.  Sale of Common Stock

         On September 4, 1997 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. The Company also issued 134,000 warrants representing the right of the holder to purchase one share of Common Stock at $0.875 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999. The Company is also obligated to issue 134,000 warrants on each occasion NUON purchases an additional 5,747,127 shares. The additional warrants represent the right to purchase one share of Common Stock for $0.875 per share..

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



                                        December 31, 1996      December 31,
                                            Pro Forma              1997
                                     ---------------------   -----------------

          REVENUE                          $ 5,921,351      $ 5,483,757

          NET (LOSS) PROFIT                   (441,805)          18,629

          NET LOSS APPLICABLE TO COMMON
              STOCK                        $  (538,846)     $  (182,569)

          WEIGHTED AVERAGE SHARES
              OUTSTANDING                   16,482,608       16,546,422

          EARNINGS PER SHARE               $    ( 0.03)     $     (0.01)


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the conversions been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

Note 8.  Per Share Amounts

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which revised the calculation methods and disclosures regarding earnings per share. SFAS No. 128 was adopted for the financial statements ending December 31, 1997 and 1996. The standard did not impact the earnings per share amounts as presented for the periods ended December 31, 1997 and 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., (the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on the acquisition of proved undeveloped natural gas and oil properties and on the development of such properties by the Company or in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

         It generally requires six to eight months between the drilling of a well and the generation of production revenue from that well. Drilling revenues are predominantly recognized during the second half of the Company's fiscal year. The Company typically forms the Drilling Programs between August and December of each year and conducts its drilling operations between September and March.

         The following table is a review of the results of operations of the Company for the three and nine months ended December 31, 1996 and 1997. All items in the table are calculated as a percentage of total revenues.


                                                                    Three Months          Nine Months
                                                                       Ended                 Ended
                                                                    December 31,          December 31,
                                                                   1996      1997         1996      1997
                                                                   --------------         --------------
Revenue:
   Oil and gas production                                           52%       37%          39%       40%
   Drilling revenues                                                 0        26           24        23
   Well operating, transportation and other                         28        19           24        22
   Administrative and agency fees                                   17        17           11        14
   Other                                                             3         1            2         1
                                                                   ---       ---          ---       ---
           Total Revenues                                          100       100          100       100

Expenses:
   Oil and gas production expenses                                  13%       10%          10%       12%
   Drilling costs                                                    6        26           21        21
   Oil and gas operations                                            8         3           13         7
   General and administrative expenses                              48        32           33        31
   Depreciation, depletion, amortization, impairment and other      32        16           17        16
   Abandonment of oil and gas properties                             1         2            1         1
   Provision for taxes on income                                    (9)        0           (2)        0
   Other                                                            19         8           13        12
                                                                   ---       ---          ---       ---
         Total Expenses                                            118%       97%         106%      100%
                                                                   ---       ---          ---       ---

         Net Loss                                                  (18)%       3%          (6)%       0%
                                                                   ===       ===          ===       ===

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and nine months ended December 31, 1996 and 1997. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 TO NINE MONTHS ENDED DECEMBER 31, 1997.

REVENUE

         Oil and gas production revenues decreased $204,306 (9%) to $2,146,913 for the nine months ended December 31, 1997 compared to $2,351,219 for the prior corresponding period. This decrease was primarily due to a 9% decrease in gas production coupled with an 10% decrease in oil production and a 16% decrease in the average oil price received by the Company. The Company received an average price of $17.03 and $20.18 per barrel of oil for the nine months ended December 31, 1997 and 1996, respectively, and $2.45 and $2.39 per Mcf for natural gas for the nine months ended December 31, 1997 and 1996, respectively.

         Drilling revenues for the period decreased by $185,149 (13%) to $1,257,551 for the nine months ended December 31, 1997 from $1,442,700 for the nine months ended December 31, 1996 due primarily to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 13 wells for the nine months ended December 31, 1997 compared to 14 wells for the nine months ended December 31, 1996.

         For the nine months ended December 31, 1997, well operating, transportation and other revenues decreased $249,875 (17%) compared to the nine months ended December 31, 1996. This decrease was primarily due to a decrease of $291,620 in unaffiliated third party gas sales which was offset by an increase in well operating revenues. Unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions.

         Revenue from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $88,671 (13%) for nine months ended December 31, 1997 compared to December 31, 1996, due to the formation of the Drilling Programs in fiscal 1998. The administrative fees derived from the fiscal 1998 Drilling Programs were charged a rate equal to 4.5% of total capital raised compared to the prior years programs which are charged an annual fee equal to 2% of total capital raised.

EXPENSES

         Oil and gas production expenses increased $23,849 (4%) for the nine months ended December 31, 1997 compared to December 31, 1996 due to $35,000 of costs incurred with relocation of certain production facilities associated with certain wells in the Gulf Coast area.

         Drilling costs for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996 decreased $140,318 (11%) primarily due to the decreased number of wells completed between comparable periods. The profit margin on drilling revenue decreased to 9% for the nine months ended December 31, 1997 compared to 11% for the nine months ended December 31, 1996. The decrease in the drilling profit margin between comparable periods was due to actual completion costs over the estimated accruals from wells recognized in drilling income in prior periods.

         Oil and gas operations expenses decreased $391,102 (52%) for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996 primarily due to reduced natural gas purchases associated with unaffiliated third party gas sales.

         General and administrative expenses decreased $268,570 (14%) for the nine months ended December 31, 1997 compared with the nine months ended December 31, 1996. This decrease in general and administrative expenses was primarily due to cost savings related to staff reductions, office rent and expenses associated with litigation that was settled in December 1996.

         Interest expenses decreased $124,784 (16%) for the nine months ended December 31, 1997 compared with the nine months ended December 31, 1996. This decrease was primarily due to the reduction of the borrowings under the Company's Credit Facility and other debt by utilizing funds received from the sale of common stock.

         Income from operations for the nine months ended December 31, 1997 increased $424,826 to $640,149 for the nine months ended December 31, 1997 compared to $215,323 for the nine months ended December 31, 1996. The Company's net income increased $365,434 from a net loss of $346,805 for the nine months ended December 31, 1996 to net income of $18,629 for the nine months ended December 31, 1997.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 TO THREE MONTHS ENDED DECEMBER 31, 1996.

REVENUE

         Oil and gas production revenues for the three months ended December 31, 1997 decreased $35,297 (5%) to $731,789 compared to $767,086 for the prior corresponding period. The decrease in oil and gas production revenues was a result of the decrease in oil revenue of $58,729 due to a decrease in the oil production coupled with a decrease in the average oil price received by the Company between comparable periods. A 21% increase in the average natural gas price the Company received was offset in revenues by a decrease in production of 17% between the comparable periods. The Company derived 92% of its oil and gas production revenue from natural gas. The Company received an average price of $16.02 and $20.56 per barrel of oil for the three months ended December 31, 1997 and 1996, respectively, and $2.81 and $2.34 per Mcf for natural gas for the three months ended December 31, 1997 and 1996, respectively.

         The Company recognized revenue on the drilling of 4 wells for the three months ended December 31, 1997 compared to no wells completed and recognized in revenue for the three months ended December 31, 1996. The wells are recognized in revenues when the wells have been completed.

         Revenue from administrative and agency fees increased $88,671 (35%) for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The administrative fees derived from the fiscal 1998 Drilling Programs were charged a rate equal to 4.5% of total capital raised compared to the prior years programs which are charged an annual fee equal to 2% of total capital raised.

EXPENSES

         Drilling costs for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996 increased $426,517 due to the increased number of wells completed between comparable periods. The profit margin was affected by the allocation of overhead which was increased between the comparable quarters as the Company hired additional personnel.

         General and administrative expenses decreased $59,529 (9%) for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. This decrease in general and administrative expenses was primarily due to expenses associated to litigation that was settled in December 1996.

         Interest expenses decreased $117,271 (41%) for the three months ended December 31, 1997 compared with the three months ended December 31, 1996. This decrease was primarily due to the reduction of borrowings under the Company's Credit Facility and other debt by utilizing funds received from the sale of Common Stock to NUON.

         For the three months ended December 31, 1997 income from operations increased $364,142 from a loss from operations of $155,641 for the three months ended December 31, 1996 to operating income of $208,501 for the three months ended December 31, 1997. Net income increased $334,170 from a net loss of $270,850 for the three months ended December 31, 1996 to net income of $63,320 for the three months ended December 31, 1997.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management of the Company believes that other forces of the economy and world events, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $17.03 and $20.18 per barrel of oil for the nine months ended December 31, 1997 and 1996, respectively, and $2.45 and $2.39 per Mcf for natural gas for the nine months ended December 31, 1997 and 1996, respectively. Despite fluctuating gas prices due to weather and other events beyond the Company's control, several Appalachian based gas market indexes indicate that the general market for natural gas in the Appalachian Basin has been, on average, $.49 per Mcf higher during the two year period ended December 31, 1997 compared to the two year period ended December 31, 1995. Although it is anticipated that there will be a decline in gas prices during the summer months compared to the winter of 1997/1998 the demand for gas by storage facilities may continue to keep gas prices above last year's low prices. Other variables potentially effecting gas prices include increased competition from Canadian gas, effects of gas storage and possible changes in federal and state regulations. With continued unbundling of pipeline service, better educated consumers and open access to a variety of geographical markets, management cannot predict what long-term effects this will have on either spot market prices or longer term gas contracts.

         Currently, the Company sells natural gas under both fixed contracts and on the spot market. Approximately 10% of the company's production is sold on the spot market, while 90% is under contract. The spot market price the Company receives for gas production is related to several variables, including weather and the effects of gas storage. The gas under contract is priced as follows; 56% is based on the NYMEX price plus a premium, 10% is based on Appalachian indices plus a premium, while the price of the remaining production is fixed. The price of the NYMEX based contracts can be predetermined by the Company at any NYMEX level prior to the production month. The index price contracts are based on then current market prices.

         In an effort to position itself to take advantage of future increases in demand for natural gas, the Company continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $730,000 at December 31, 1997 compared to $325,000 at March 31, 1997. The increase of $405,000 in working capital from March 31, 1997 reflects the Company's improved cash position from the sale of 5 million shares of Common Stock on September 4, 1997. As of December 31, 1997, the Company had $6,000,000 outstanding under its Credit Facility. North Coast's current ratio was 1.16 to 1.0 at December 31, 1997 and
1.1 to 1.0 at March 31, 1997.

         The following table summarizes the Company's financial position at March 31, 1997 and December 31, 1997:


(Amounts in Thousands)                      March 31, 1997       December 31, 1997
                                            --------------       -----------------
                                           Amount         %      Amount           %
                                           ------         -      ------           -

          Working capital                 $   325          2%    $   730          4%
          Property and equipment (net)     17,901         97%     18,216         96%
          Other                               151          1%         23          0%
                                          -------    -------     -------    -------
             Total                        $18,377        100%    $18,969        100%
                                          =======    =======     =======    =======

          Long-term debt                  $10,720         58%    $ 6,565         35%
          Deferred income taxes               347          2%        347          2%
          Stockholders' equity              7,310         40%     12,057         63%
                                          -------    -------     -------    -------
             Total                        $18,377        100%    $18,969        100%
                                          =======    =======     =======    =======




CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes the Company's Statements of Cash Flows for the nine months ended December 31, 1996 and 1997:


                                                     Nine Months Ended December 31,
                                                     ------------------------------
(Amounts in Thousands)                                1996                    1997
                                                      ----                    ----
                                               Amount         %        Amount          %
                                               ------         -        ------          -

 Net cash provided by operating activities    $ 1,164          42%     $ 2,554          86%
 Net cash used for investing activities        (1,733)        (62)%     (1,177)        (40)%
 Net cash provided by financing activities      1,626          58%         395          13%
                                              -------     -------      -------     -------
 Increase in cash and equivalents             $ 1,057          38%     $ 1,772          59%
                                              =======     =======      =======     =======


      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash flow from operating activities increased approximately $1,390,000 for the nine months ended December 31, 1997 compared to the period ended December 31, 1996. This increase reflects the reduction of interest and general and administrative expenses coupled with the cash flow from the formation of the fiscal 1998 Drilling Programs for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996.

         Net cash used for investing activities decreased to approximately $1,177,000 for the nine months ended December 31, 1997 from approximately $1,733,000 for the nine months ended December 31, 1996. This decrease was primarily due to the purchase of the Company's corporate office building during the period ended December 31, 1996. The Company also has reduced the amount incurred on the construction of pipelines between comparable periods due to infield drilling which utilize existing lines. During the nine months ended the Company invested approximately $240,000 in its fiscal 1998 Drilling Programs, purchased additional partnership interests in the Drilling Programs previously sponsored by the Company for approximately $120,000 and purchased an interest in two wells for approximately $150,000. Management intends to continue to actively pursue additional purchases of these types of oil and gas related assets.

         Net cash from financing activities decreased approximately $1,231,000 for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. This decrease reflects the Company's sale of $5,000,000 of Common Stock, the repayment of two loans to Lomak, a reduction in dividends on Preferred Stock and repayments of borrowings under the Credit Facility for the nine months ended December 31, 1997 compared to an increase in borrowings on the Credit Facility for the nine months ended December 31, 1996.

         The Company has a $20,000,000 revolving credit agreement ("Credit Facility") with its lender. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($140,000 at December 31, 1997), as defined. At December 31, 1997, the Company's borrowing base was $10,200,000 subject to monthly reductions of $110,000 beginning in May 1997 and increasing to $200,000 beginning June 1, 1997. Available borrowings under the facility at December 31, 1997 were $2,550,000 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1997 financial statements). Also, the December 2, 1996 amendment to the Credit Facility provides that the payment of dividends with respect to the capital stock of the Company is prohibited. The Company paid a quarterly dividend of $67,066 on the cumulative convertible Series B preferred stock on September 30, 1997 after receiving a waiver from its lender. As of December 31, 1997, the Company had $6,000,000 outstanding under the

Credit Facility. At December 31, 1997 the Company was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the lending bank's prime rate plus 1 1/2%. The revolving line of credit can be renewed annually or converted to a term loan at the Company's option prior to its expiration in fiscal 1999. Also, at December 31, 1997, the Company had approximately $55,194 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over a 15 year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at December 31, 1997 was $512,223.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         On September 4, 1997 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. The Company also issued 134,000 warrants representing the right of the holder to purchase one share of Common Stock for $0.875 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by each of September 30, 1998 and September 30, 1999. The Company is also obligated to issue 134,000 warrants on each occasion NUON purchases an additional 5,747,127 shares. The additional warrants represent the right to purchase one share of Common Stock for $0.875 per share.

         A portion of the proceeds from the sale of Common Stock was utilized to repay existing subordinated indebtedness in the amount of $1,475,537 plus interest of $50,506 owed to Lomak with the remaining proceeds used for working capital and to reduce the amount outstanding under the Company's Credit Facility.

         Revenues derived from the Company's Drilling Programs provide an important source of the Company's cash flow. Due to uncertainties among potential Drilling Program investors arising out of Lomak's acquisition of a substantial ownership interest in the Company on or about September 4, 1996, the Company's ability to market its Drilling Programs was adversely affected for fiscal 1996. With the reduction of the Drilling Program activity for fiscal 1996 and the need to conserve cash, the Company's ability to increase profitably through the Drilling Programs was adversely affected. Demands on the Company's capital resources increased due to reduced cash flow associated with lower levels of investor interest in its Drilling Programs and increased costs associated with litigation with Lomak. This necessitated actions by the Company to conserve cash by initiating layoffs of 21% of its staff in October, 1996, suspending its dividends on its Series A Non-cumulative and Series B Cumulative Preferred Stock and other cost cutting measures. The Company raised $2,718,000 for fiscal 1998 Drilling Programs compared to $3,015,500 for fiscal 1997 Drilling Programs. Management has reduced the cost of sales for its Drilling Programs and plans to increase its efforts on acquisitions of oil and gas related assets.

         Management of the Company believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility, will be sufficient to fund the Company's operations and meet debt service requirements through fiscal 1998.

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


                            NORTH COAST ENERGY, INC.


February 13, 1998           /s/ Charles M. Lombardy, Jr.
                            ----------------------------------------------------
                            Charles M. Lombardy, Jr.
                            Chief Executive Officer and Director


February 13, 1998           /s/ Tim Wagers
                            ----------------------------------------------------
                            Tim Wagers
                            Principal Accounting and Financial Officer