Form 10-K
period 1998-03-31
NORTH COAST ENERGY INC / DE/
filed 1998-06-29
CIK 839950

                                FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

            X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1998

                                    OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________


COMMISSION FILE NUMBER 0-18691

                         NORTH COAST ENERGY, INC.
          (Exact name of Registrant as specified in its charter)



       DELAWARE                                              34-1594000
(State of incorporation)                                  (I.R.S.Employer
                                                          Identification No.)


1993 CASE PARKWAY
TWINSBURG, OHIO                                              44087-2343
(Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code (330) 425-2330

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

                          Yes X. NO _____.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of June 22, 1998, the Registrant had outstanding 16,617,881 shares of Common Stock, 74,491 shares of Series A Preferred Stock, 268,264 shares of Series B Preferred Stock.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 22, 1998 was $5,873,697 which value has been computed on the basis of $1.03 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on the NASDAQ system.


           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                            Part of Form 10-K
                            -----------------

                   Part III (Items 10, 11, 12, and 13)

                    Document Incorporated by Reference
                    ----------------------------------

Portions of the Registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders.

Except as otherwise indicated, the information contained in this Report is as of March 31, 1998.

                                  PART I


ITEM 1.  BUSINESS.

GENERAL

      North Coast Energy, Inc., a Delaware corporation ("North Coast" or the "Company"), is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on its acquisition of proved undeveloped properties and on the drilling and development of such properties. The Company develops these properties in conjunction with drilling programs ("Drilling Programs") which the Company sponsors and manages. The Drilling Programs are funded through the sale of partnership interests to investors and by contributions from the Company. The Company currently obtains an interest of approximately 20% in each Drilling Program for which it contributes (either in cash or in kind) organizational and tangible equipment costs and drill sites. As used in this Annual Report on Form 10-K, the terms "Company" and "North Coast" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires.

      As of March 31, 1998, the Company serves as the managing general partner of 27 Drilling Programs and operates 691 wells, 374 of which are operated for the Drilling Programs. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 202 miles of natural gas gathering pipelines which transport gas from 604 wells. At March 31, 1998, the Company had estimated net proved reserves of approximately 17.8 Bcf of natural gas and 135,700 barrels of oil.

      The Company began operations in 1981 with the formation of its first Drilling Program. In 1987, the Company expanded its operations by acquiring Capital Oil & Gas, Inc. which also operated in the Appalachian Basin. In 1990, the Company acquired the assets and properties of 21 Drilling Programs which it had sponsored through an exchange offer (the "Exchange Offer") through which the Company issued publicly traded stock listed on NASDAQ. Subsequently, the Company has continued its original business strategy and now serves as the managing general partner of 27 Drilling Programs.

      Subsidiaries. The Company's sole active subsidiary is NCE Securities, Inc. ("NCE Securities"), a member of the NASD and a broker dealer registered with the SEC and licensed in three states. NCE Securities' only business activity is the performance of its responsibilities as placement agent and, to a limited degree, the sale of partnership interests in North Coast sponsored Drilling Programs.

EXPLORATION AND DEVELOPMENT

      Exploration and development activities conducted by the Company have involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties in conjunction with Drilling Programs and joint ventures. Management has chosen to sponsor limited partnerships and joint ventures to increase the funds available to the Company and enable it to engage in a greater number of drilling opportunities. In addition, the Drilling Programs add to the Company's reserves and produce additional sources of income for the Company, including revenues from serving as general contractor for drilling operations, management services, oilfield service operations, and gas-gathering and marketing services which are provided to the Drilling Programs.

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

AREAS OF OPERATION

      The Appalachian Basin is located in close proximity to major natural gas markets in the northeast United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of Appalachian Basin production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions. The Appalachian Basin is the oldest gas and oil producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Historically, most production in the Appalachian Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized as long-lived reserves that produce for more than 20 years.

      To date, the Company's drilling operations in the Appalachian Basin have principally involved drilling to the Clinton/Medina sandstone geologic formation. This formation is an oil and gas bearing sandstone formation, which underlies a large section of eastern Ohio and western Pennsylvania in varying thicknesses and at depths ranging generally from 2,800 to 7,500 feet. Substantially all of the wells that the Company drills in this area have estimated depths of between 3,500 and 6,700 feet. The Clinton/Medina formation is generally characterized by low permeability (the ability of gas and oil bearing rock to flow gas and oil) and low porosity (capacity of rock to hold oil and gas). Generally, in a productive well, both oil and gas initially are produced at rates that rapidly decline after the first one or two years. Although Clinton/Medina wells generally produce for many years, a substantial portion of the total well production can be expected within the first several years of full production.

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

      In 1994, the Company acquired certain oil and gas interests in Erie and Crawford Counties in northwestern Pennsylvania previously owned by a private company. These properties included the entire working interest in 163 producing wells, 43 miles of gas gathering lines and additional drilling locations.

      In 1998, the Company acquired certain oil and gas interests and operations in 28 wells in Ohio and Pennsylvania previously owned by an employee of the Company and also acquired seven wells and a gathering system from Lomak Petroleum, an affiliate of the Company. The Company also acquired additional interests in certain of its older Drilling Programs by offering to its investors an exit strategy from the Drilling Programs. The Company currently structures the agreements with the Drilling Programs such that the investor may present their interest to the Company for purchase on a predetermined pricing formula after a five-year holding period.

      The Company intends to continue to review potential acquisitions of oil and gas properties, but had no commitment with respect to any material acquisition at March 31, 1998.

DRILLING PROGRAMS

      From the Company's inception in 1981 through March 31, 1998, North Coast has sponsored 48 Drilling Programs to engage in oil and gas drilling and development operations. Public Drilling Programs accounted for seven of these programs, while 41 were sold through private placements. Twenty-one of the twenty-two partnerships were dissolved as a result of the Exchange Offer and, the Company currently is managing 27 Drilling Programs.

      Each Drilling Program has been conducted as a separate limited partnership with the Company serving as managing general partner of each. To maintain the marketability of its Drilling Programs, the Company continually reviews program structure and performance and makes modifications from program to program, as it deems appropriate. These modifications have included changes to the compensation arrangements between the Company and the Drilling Programs, including charges for its drilling and administrative services, and changes in the Company's interest in the Drilling Programs.

      The Company acts as operator and general contractor for drilling and production operations, undertaking to drill and complete Drilling Program wells and to serve as operator for producing wells for producing well operations. In the Drilling Programs, typically the entire working interest in the leasehold is acquired by the program, although only the minimum required acreage for a well is assigned by the Company to the Drilling Program.

      As managing general partner, North Coast is subject to full liability for the obligations of the Drilling Programs although it is indemnified by each program to the extent of the assets of the Drilling Programs under certain circumstances. The partnership interests in the Drilling Programs constitute securities and the Company is subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

      Typically, each Drilling Program is structured as a "functional allocation" program whereby the non-industry investors contribute cash in an aggregate amount equal to the intangible drilling and development costs to be incurred for the Drilling Program's wells. The Company contributes the drill sites to the Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of the Drilling Program. The allocation of partnership revenues in each Drilling Program may vary depending upon the structure chosen by the Company, with the Company's percentage interest ranging from 20% to 40%.

      Interests in North Coast's Drilling Programs are sold to investors through securities dealers registered with the NASD. In each program, NCE Securities, Inc., acts as placement agent and enters into selling agreements with a number of broker-dealers to assist it in selling the interests.

            The Drilling Programs raised $6.5 million during fiscal 1996, $3.0 million during fiscal 1997 and $2.7 million during fiscal 1998 from investors. The Company attributes these decreases to the uncertainties related to natural gas prices and the purchase of approximately 47% of the Company's voting stock outstanding on September 4, 1996 by Lomak Petroleum, Inc. ("Lomak"). The Company intends to continue its efforts to market its Drilling Programs and increase the number of wells drilled and operated. If these efforts are unsuccessful, the Company would anticipate seeking alternatives including joint ventures with industry partners and the financing of drilling activity through internal cash flow and other financing alternatives.

DRILLING SERVICES

      The Company enters into turnkey contracts with the Drilling Programs to drill program wells. Pursuant to these drilling contracts, the Company is responsible for the drilling and development of the wells. The Company subcontracts with third parties for the performance of a substantial portion of the operations required to drill, complete and equip these wells for production. Although the Company manages and supervises all necessary drilling and related service and equipment operations on these wells, there are a number of third party services to obtain, including contract drilling, fracturing, logging and pipeline construction which are performed by subcontractors who specialize in those operations. Since the Company contracts with the Drilling Programs on a turnkey (fixed price) basis, the Company is responsible for drilling and completing the wells, regardless of the actual cost. Consequently, the Company is subject to the risk that prices incurred in the actual drilling and development operations could increase beyond its contract price thereby rendering its drilling contracts less profitable or unprofitable. Moreover, difficulties encountered in drilling and completion operations can substantially increase costs sometimes without recourse for the Company. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. These turnkey drilling prices are subject to change based on competition, the return sought by Drilling Programs investors, the Company's revenue and profit considerations and other industry conditions.

OIL FIELD SERVICE OPERATIONS

      As of March 31, 1998, the Company operated 691 wells, all of which were located in Ohio and Pennsylvania. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and also subcontracts certain oil field operations.

      The Company receives a monthly operating fee for each producing well it operates and is reimbursed for most third party costs associated with operations and production of the wells. The Drilling Programs each pay the Company their specified operating fee based upon the investors' aggregate interest in the Drilling Program wells, exclusive of the Company's ownership interest.

GAS-GATHERING ACTIVITIES

      In connection with the drilling and development of the wells that it operates, the Company has constructed and owns approximately 202 miles of natural gas-gathering pipelines in various counties throughout eastern Ohio and western Pennsylvania. These pipelines carry natural gas from the wellhead to the gas transmission systems of various utilities for sale to such utilities, to natural gas brokers purchasing gas for resale to others or to industrial purchasers pursuant to self-help gas purchase arrangements. These systems gathered gas from 604 wells as of March 31, 1998. The Company continues its construction of new pipelines and the establishment of compressor facilities in order to expand the number of purchasers available to the Company.

      For such gas-gathering services, the Company collects certain allowances from public utilities, end-users or other natural gas purchasers (including natural gas brokers). These gathering fees or transportation allowances averaged approximately $.20 per Mcf of natural gas at March 31, 1998.

MARKETS

      The ability of the Company to market oil and gas depends to an extent, on factors beyond its control. The potential effects of governmental regulation and market factors including alternative domestic and imported energy sources, available pipeline capacity, and general market conditions are not entirely predictable.

      Natural Gas. Natural gas is generally sold pursuant to individually negotiated gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend several years.

Customers of the Company purchasing natural gas include marketing affiliates of the major pipeline companies, natural gas marketing companies, and a variety of commercial/public authorities, industrial, and institutional end users who ultimately consume the gas. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily reflecting changing market conditions.

      As discussed, the deliverability and price of natural gas are subject to both governmental regulation and supply/demand forces. During the past several years' regional surplus and shortage of natural gas situations have occurred, resulting in wide fluctuations in the prices achieved.

      The lengths of the contracts as defined in the "Term" provision in the Company's gas purchase agreements vary widely. Additionally, several of the Company's contracts provide for monthly pricing which are derived from published NYMEX or Appalachian price indexes. The Columbia Transmission (TCO) and Consolidated Natural Gas (CNG) Index prices, which create a basis for spot sales prices in the Mid Atlantic and northeastern United States, ranged from $2.00 to $3.59 per Mcf during fiscal 1998. As of March 31, 1998, approximately one-third of the Company's natural gas contracts are fixed price contracts with industrial end-users. The prices received from these contracts range between $1.97 and $4.43 per Mcf, with one-half of these contracts being committed for less than one year. The remainder of the Company's natural gas contracts are with utilities and marketers. Approximately 90% of the wells operated by the Company, which produce gas to fulfill the contractual obligations to utilities and marketers during the summer months, contain fixed prices ranging from $1.75 to $3.15 per Mcf. In addition, one-third of these wells contain market sensitive provisions during the winter months. The range of Appalachian unit pricing during the winter of 1997/1998 was from $2.12 to $3.59 per Mcf. For the twelve months ended March 31, 1998, the Company received an average price of $2.50 per Mcf of gas sold.

      Due to the seasonal supply and demand market pressures, prices paid by purchasers will continue to fluctuate for the next several years. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts so as to maintain flexibility to react to those fluctuating prices. Due to rising market conditions, the duration of recently renegotiated fixed price contracts has been limited to a year or less. Should market trends change, the Company will endeavor to commit a larger portion of its natural gas to longer-term arrangements to optimize revenues derived from these sales.

      During the past several years, an over abundance of natural gas supplies and promulgation of State and Federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. It is likely that supply and demand factors will continue to be the driving force in the evolving marketplace.

      Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. The Company received an average price of $16.18 per barrel for its oil during fiscal 1998; however, during the last several years prices paid for crude oil have fluctuated substantially. The price posted for purchase contracts for the sale of oil at March 31, 1998 was $13.25. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. To the extent that the prices, which the Company receives for its crude oil, decline from current levels, revenues from oil production will be reduced accordingly.

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

REGULATION

      Exploration and Production. The exploration, production and sale of natural gas and oil are subject to various types of local, state and federal laws and regulations. Such laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Such regulations may adversely affect the rate at which the Company's wells produce gas and oil. In addition, legislation and new regulations concerning gas and oil exploration and production operations are constantly being reviewed and proposed. Most of the states in which the Company owns and operates properties have laws and regulations governing several of the matters enumerated above. Compliance with the laws and regulations affecting the gas and oil industry generally increases the Company's cost of doing business and consequently affects its profitability.

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

      The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable; the amount of such coverage is currently $1,000,000 and is provided on a "claims made" basis.

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

      In 1992, the Federal Energy Regulatory Commission (FERC) finalized Order 636, regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings, which include gathering, transportation, storage, and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although North Coast is not an interstate pipeline, the Company believes the changes brought about by Order 636 have increased competition in the marketplace, resulting in greater market volatility.

      Various rules, regulations and orders, as well as statutory provisions may affect the price of natural gas production and the transportation and marketing of natural gas.

OPERATING HAZARDS AND UNINSURED RISKS

      The Company's gas and oil operations are subject to all operating hazards and risks normally incident to drilling for and producing gas and oil, such as encountering unusual formations and pressures, blow-outs, environmental pollution, and personal injury. The Company will maintain such insurance coverage as it believes to be appropriate, taking into account the size of the Company and its proposed operations. The Company currently does not maintain insurance coverage for physical loss or damage to equipment located on the wells or for selected properties (such as crude oil stored in tanks). The Company's insurance policies also have standard exclusions. Losses can occur from an uninsurable risk or in amounts more than existing insurance coverage. The occurrence of an event, which is not insured or not fully insured, could have an adverse impact on the Company's revenues and earnings.

EMPLOYEES

      At March 31, 1998, the Company had 40 employees, including 15 field employees. No employees are represented by a union and the Company believes that it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS.

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in the fiscal 1999 Drilling Programs, and the ability to locate productive oil and gas prospects for development by the Company.

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

      PROVED RESERVES. The following table reflects the estimates of the Company's Proved Reserves as of March 31, 1998.

                                 RESERVES

            Oil Reserves (Bbls):
              Proved Developed                   126,700
              Proved Undeveloped                   9,000
                                              ----------
                    Total                        135,700

            Gas Reserves (Mcf):
              Proved Developed                15,087,000
              Proved Undeveloped               2,715,000
                                              ----------
                    Total                     17,802,000


      Production. The following table summarizes the net oil and gas production (on a rounded basis), average sales prices, and average production (operating) expenses per equivalent unit of production for the periods indicated.

                                PRODUCTION

                      Production           Sales Price        Average Operating
Years Ended        Oil          Gas                           Cost per Equivalent
March 31:        (Bbls)        (Mcf)     Per Bbl  Per Mcf        Mcf (1)
---------        -----         -----     -------  -------        -------

   1996         14,100        1,166,000    $17.01    $2.24        $.64 (2)
   1997         16,200        1,153,000    $20.65    $2.43        $.62 (2)
   1998         13,900        1,116,000    $16.18    $2.50        $.70 (3)

     (1) For calculation of average operating cost per equivalent Mcf, the standard ratio of 6:1 for gas to oil was used.

     (2) Includes costs of the Company's enhancement program and rework of two wells in the Gulf Coast area of interest.

     (3) Includes costs for the rework of ten wells located in Pennsylvania and relocation of production facilities in Louisiana.

      PRODUCTIVE WELLS. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of March 31, 1998. Wells are classified as gas or oil according to their predominant product stream.

                             PRODUCTIVE WELLS

                  Gross Wells (1)                   Net Wells

             Oil     Gas     Total               Oil     Gas     Total
             ---     ---     -----               ---     ---     -----
              26     699      725                9.76   338.37   348.13

     (1) Gross wells include 18 wells in which the Company owns only a royalty interest.

      ACREAGE.   The   following   table  sets  forth  the  Developed  and
Undeveloped Acreage of the Company, on both a gross and net basis, as of March 31, 1998.

                            LEASEHOLD ACREAGE

                     Total Leasehold Acreage:

                         Gross Acres         69,500
                         Net Acres           34,700

                     Developed Acreage:

                         Gross Acres         39,400
                         Net Acres           19,700

                     Proved Undeveloped Acreage:

                         Gross Acres          1,300
                         Net Acres              700

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

                           DRILLING ACTIVITIES

Fiscal year ended March 31,
---------------------------

                                           1996        1997      1998
                                           ----        ----      ----
      Exploratory Wells (1)
            Productive
                  Gross                      0           0           0
                  Net                        0           0           0
            Dry
                  Gross                      0           0           0
                  Net                        0           0           0

      Development Wells (2)
            Productive (3)
                  Gross                     52          20          17
                  Net                     9.80        3.88        4.72
            Dry
                  Gross                      0           0           0
                  Net                        0           0           0

      Total Wells (4)
            Productive
                  Gross                     52          20          17
                  Net                     9.80        3.88        4.72
            Dry
                  Gross                      0           0           0
                  Net                        0           0           0

(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3) The number of productive wells for fiscal 1998 includes two gross and net wells as productive development wells that are awaiting pipeline connection or well completion operations at March 31, 1998.

(4) Total Wells is the sum of the Exploratory and Development Wells.

FACILITIES

      The Company owns a 12,000 square foot building, its corporate headquarters, in Twinsburg, Ohio. The office facility is in a centralized location, which during fiscal 1997 allowed the Company to relocate certain operations and its personnel from its Cleveland and Youngstown offices. The Youngstown facility owned by the Company is used for field operations.

ITEM 3.  LEGAL PROCEEDINGS.

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of the fiscal year ended March 31, 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM  5.   MARKET  FOR  THE   REGISTRANT'S   COMMON   EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

      The Common Stock is traded on the NASDAQ Small Cap Market under the symbol "NCEB". The following tables sets forth, for the fiscal periods indicated the high and low bid and ask prices for the Common Stock.

                               Common Stock
                  (Amounts rounded to the nearest 32nd)

                                            High                  Low
                                            ----                  ---
                                        Bid       Ask        Bid       Ask
                                        ---       ---        ---       ---
FISCAL 1997

 First Quarter....................... $1 1/16   $1 3/16      $1/2    $  3/4
 Second Quarter......................  1 7/16    1 5/8        5/8       3/4
 Third Quarter.......................  1 5/16    1 1/2        7/8     1 1/16
 Fourth Quarter......................  1 3/16    1 3/8        5/8       3/4

FISCAL 1998

 First Quarter....................... $1        $1 1/32      $11/16  $  3/4
 Second Quarter......................  1 3/16    1 5/16       13/16     27/32
 Third Quarter.......................    31/32   1 1/32       19/32     11/16
 Fourth Quarter......................  1         1 1/32       17/32     5/8

      As of June 22, 1998, there were approximately 16,617,881 shares of Common Stock outstanding, which were held by approximately 1,300 holders of record.

      Holders of Series A Preferred Stock (convertible to 2.3 shares of Common Stock) are entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share. Such dividends are payable on June 1 and December 1 of each year. The holders of Series B Preferred Stock (currently convertible to 6.47 shares of Common Stock) are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. For the year ended March 31, 1998, the Company paid $67,066 in aggregate cash dividends on its Series B Preferred Stock.

      Whenever distributions on the Series B Preferred Stock have not been paid for an amount equal to six quarterly dividend payments, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors on the Board of Directors. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart of payment. The Company has dividends in arrears on its Series B Preferred Stock of $335,330 at March 31, 1998.

      The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on any of its capital stock under the terms of its reducing revolving credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table sets forth-selected financial data for the Company for each of the five fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998.

                                                                Years Ended March 31
                                                    (In thousands, except per share amounts)

                                           1994           1995         1996           1997         1998
                                           ----           ----         ----           ----          ----

Revenues                                  $ 12,834     $ 15,275      $ 10,860      $  9,665      $  8,591
Net Income (Loss)                              652          295        (1,254)          292           262
Net Income (Loss) per Share(1)                 .00         (.05)         (.24)         (.02)         (.00)
Total Assets                                15,796       21,136        20,243        21,229        22,312
Long-term Debt (less current portion)        3,626        6,197         8,955        10,721         7,171

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

      Since inception, the Company has raised approximately $84,000,000 from the sale of partnership interests, which has resulted in the formation of 48 partnerships.

      Several factors may affect the amount of the Company's revenues with respect to the activities of the Drilling Programs. The amount of funds raised by each Drilling Program determines the number of wells for which the Company receives drilling revenues. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations to the Company and the economic considerations of the investors in the Drilling Programs. The turnkey drilling contract price between the Drilling Programs and the Company may vary among Drilling Programs depending on competition and other cost factors and the returns sought by investors in the Drilling Programs. The Company's capital availability, as well as revenue and profit considerations, may result in the Company changing its percentage interest ownership in future Drilling Programs.

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

      The Company's proved developed natural gas reserves increased to 15 Bcf for fiscal 1998 from 14.5 Bcf for fiscal 1997 while proved developed oil reserves increased to 126,700 barrels from 120,200 barrels, respectively. The increase in proved developed natural gas reserves resulted from the purchase of partnership interests from certain of the Company's Drilling Program investors and working interests in certain wells from unrelated parties coupled with upward revisions of the gas reserves of the Company's existing wells. The proved gas reserves (developed and undeveloped) increased to 17.8 Bcf for fiscal 1998 from 17 Bcf for fiscal 1997. The increase in proved gas reserves was due to the increases mentioned previously for the proved developed reserves coupled with the upward revision to the proved undeveloped reserves for drilling locations that were proved through the Company's recent drilling programs. Proved oil reserves (developed and undeveloped) increased to 135,700 barrels at March 31, 1998 from 120,200 barrels at March 31, 1997 due primarily to the upward revision of 26,400 barrels for fiscal 1998. The Company recognizes as proved undeveloped reserves the potential oil and gas which can reasonably be expected to be recovered from drillable locations which the Company owned (or had rights to) at fiscal year end which are offsetting locations to wells that have indicated commercial production in the objective formation and which the Company fully expects to drill in the very near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 11 of the Company's financial statements. The above mentioned additions and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the Other category of the Standardized Measure. Of the Company's total proved reserves, approximately 85% are proved developed and approximately 15% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management of the Company believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

      The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 1996, 1997 and 1998. All items in the table are calculated as a percentage of total revenues.

Revenues:                                              1996       1997    1998
                                                       ----       ----    -----

    Oil and gas production                              26%        32%       35%
    Drilling revenues                                   50         39        34
    Well operating, transportation and other            15         19        19
    Administrative and agency fees                       8          9        11
    Other                                                1          1         1
                                                      ----       ----      ----


         Total Revenues                                100%       100%      100%
                                                      ----       ----      ----

Expenses:
    Oil and gas production expenses                      7%         8%       10%
    Drilling costs                                      38         29        29
    Oil and gas operations                               8         10         7
    General and administrative expenses                 26         24        26
    Depreciation, depletion, amortization,
    impairment and other                                30         14        14
    Abandonment of oil and gas properties                1          1         1
    Provision (credit) for income taxes                 (6)         0         0
    Other                                                7         11        10
                                                      ----       ----      ----
    Total Expenses                                     111%        97%       97%
                                                      ----       ----      ----

     Net Income (Loss)                                 (11)%        3%        3%
                                                      ====       ====      ====


      The following discussion and analysis reviews the results of operations and financial condition for the Company for the years ended March 31, 1996 1997 and 1998. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

REVENUES

      Oil and gas production revenues decreased $123,627 (4%) to $3,013,929 for fiscal 1998 compared to $3,137,556 for the prior corresponding period. The decrease in oil and gas production revenues was a result of a decrease in oil revenues of approximately $110,000 due to a decrease in the oil production and in the average price received for oil by the Company between comparable periods. For fiscal 1998 the Company received an average price of $16.18 per barrel of oil and $2.50 per Mcf of natural gas compared to an average price of $20.65 per barrel of oil and $2.43 per Mcf of natural gas received during fiscal 1997.

      Drilling Revenues for the period decreased by $795,259 (21%) for fiscal 1998 compared to fiscal 1997 due to the decrease in the number of wells recognized in revenue. The Company recognized revenues for fiscal 1998 on 20 wells as compared to 29 wells for fiscal 1997. The decrease in the number of wells recognized in drilling revenues was primarily due to the higher number of carryover wells at the end of fiscal 1996 compared to fiscal 1997. The Company has two wells in work-in-progress at fiscal year ended 1998 compared to five at fiscal year ended 1997.

      Revenues generated from well operating, transportation and other decreased $237,198 (13%) for fiscal 1998 compared to fiscal 1997. This decrease was primarily due to a decrease in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions.

      Revenue from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $81,727 (9%) for fiscal 1998 compared to fiscal 1997 due to the formation of the Drilling Programs in fiscal 1998. The administrative fees derived from the fiscal 1998 Drilling Programs were charged a rate equal to 4.5% of total capital raised compared to the prior years programs which are charged an annual fee equal to 2% of total capital raised.

EXPENSES

      Oil and gas production expense increased $63,183 (8%) for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to additional costs incurred with relocation of certain production facilities in the Gulf Coast area and costs associated with reworking wells in Pennsylvania.

      Drilling costs for fiscal 1998 compared to fiscal 1997 decreased $360,027 (13%) due to the decreased number of wells completed between comparable periods. The profit margin on drilling revenue decreased to 16% for fiscal 1998 compared to 24% for fiscal 1997. The decrease in the drilling profit margin between comparable periods was due to actual completion costs over the estimated accruals from wells recognized in drilling income coupled with increased general and administrative costs allocated to drilling activities. Net drilling income decreased approximately $435,000 between fiscal year ends due to the fewer number of wells drilled and completed.

      Oil and gas operations expense decreased $324,271 (33%) for fiscal 1998 as compared to fiscal 1997. This decrease was primarily due to reduced natural gas purchases associated with unaffiliated third party gas sales.

      Interest expense decreased to $839,342 for fiscal 1998 from $1,055,409 for fiscal 1997. This decrease was primarily due to the reduction of the borrowings under the Company's Credit Facility and other debt by utilizing funds received from the sale of common stock. At March 31, 1998, $6,565,265 was outstanding under the Company's Credit Facility, as compared to $8,640,000 at March 31, 1997.

      Net income was $262,138 for fiscal 1998 compared to $291,750 for fiscal 1997. The decrease reflects the decreased drilling activity and production revenues between comparable periods.

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

      Drilling Revenues for the period decreased by $1,706,734 (31%) for fiscal 1997 compared to fiscal 1996 due to the decrease in the number of wells recognized in revenue. The Company recognized revenues for fiscal 1997 on 29 wells as compared to 45 wells for fiscal 1996. The decrease in the number of wells recognized in drilling revenues was due to the decrease of $3,444,500 in the amount of funds raised in the fiscal 1997 Drilling Programs of $3,015,500 as compared to $6,460,000 for the fiscal 1996 Drilling Programs. Management of the Company believes that this reduction was caused by the uncertainties arising from the purchase of North Coast common stock by Lomak, a stockholder of the Company. The Company had five wells in work-in-progress at year ended 1997 compared to 14 at year ended 1996.

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

      General and administrative expenses decreased $570,768 (20%) for fiscal 1997 compared with fiscal 1996 despite incurring $311,000 in expenses associated with the litigation with Lomak and the Company's offer to convert its Preferred stock. The Lomak litigation was settled on November 12, 1996. This decrease in general and administrative expenses was primarily due to costs savings derived from reduced salaries and employee benefits when the Company reduced the size of its staff. In addition, the staff reductions resulted in certain changes in job responsibility resulting in additional general and administrative costs being allocated to production expense and oil and gas operations.

      Depreciation, depletion, amortization, impairment and other decreased $1,912,789 (58%) for fiscal 1997 compared to fiscal 1996. This decrease was primarily due to the implementation of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1996 which resulted in an impairment of $1,561,776 for fiscal 1996 without a corresponding impairment for 1997. In addition, the adoption of SFAS #121 resulted in a decreased basis of existing properties being depleted for future periods.

      Interest expense increased to $1,055,409 for fiscal 1997 from $772,731 for fiscal 1996. This increase was primarily due to the Company's additional borrowings on its reducing revolving credit facility. At March 31, 1997, $8,640,000 was outstanding under the Company's Credit Facility compared to $7,560,000 at March 31, 1996.

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

INFLATION AND CHANGES IN PRICES

      While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. The Company received an average price of $16.18 and $20.65 per barrel for fiscal 1998 and 1997, respectively, and $2.50 and $2.43 per Mcf for natural gas for fiscal 1998 and 1997, respectively. On average, Appalachian natural gas prices decreased $0.30/Mcf from fiscal year 1997 to fiscal year 1998. However, the Company experienced a $0.07/Mcf increase for its natural gas during this period. The increase the Company received can be attributed to a change in marketing strategy including (1) aggressively targeting small to medium-sized commercial end-users, (2) balancing the remainder of the Company's gas prices between spot Appalachian based prices and Nymex based prices. This strategy allows the Company the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. The industry-wide weakness of natural gas prices can be attributed to the effects of El Nino. Most of the country experienced a relatively mild winter, which lessened demand for natural gas. Although it is anticipated that there will be a decline in gas prices during the summer months, the demand for gas by storage facilities, coupled with the anticipated nationwide hot summer, may keep gas prices above last summer's. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly Federal Energy Regulatory Commission ("FERC") Order 636. The FERC Order may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $782,000 at March 31, 1998 compared to $325,000 at March 31, 1997. The increase of $457,000 in working capital from March 31, 1997 reflects the Company's improved cash position from the sale of 5 million shares of Common Stock on September 4, 1997. As of March 31, 1998, the Company had $6,565,265 outstanding under its Credit Facility. North Coast's current ratio was 1.32 to 1.0 at March 31, 1998 and 1.11 to 1.0 at March 31, 1997.

      The following table summarizes the Company's financial position at March 31, 1997 and 1998:

(Amounts in Thousands)                 1997                    1998
                                  ---------------        ----------------
                                  Amount       %         Amount        %
                                  -------     ---        -------      ---
Working capital                   $   325       2        $   782        4
Property and equipment             17,901      97         18,789       95
Other                                 151       1            275        1
                                  -------     ---        -------      ---
     Total                        $18,377     100        $19,846      100
                                  =======     ===        =======      ===

Long-term debt                    $10,720      58        $ 7,171       36
Deferred income taxes                 347       2            336        2
Stockholders' equity                7,310      40         12,339       62
                                  -------     ---        -------      ---
     Total                        $18,377     100        $19,846      100
                                  =======     ===        =======      ===

CAPITAL RESOURCES AND REQUIREMENTS

      The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

      The following table summarizes the Company's Statements of Cash Flows for the years ended March 31, 1996, 1997 and 1998:

(Amounts in Thousands)                                1996              1997               1998
                                                  ------------     ---------------    ---------------
                                                  Dollars   %      Dollars      %      Dollars     %
                                                  ------   ---     -------     ---     -------    ---
Net cash provided by operating activities         $1,049    27%     $1,162      48%    $ 1,176     45%
Net cash used for investing activities            (3,377)  (87)     (1,827)    (76)     (2,122)   (81)
Net cash provided by financing activities          1,513    39         616      26       1,022     39
                                                  ------   ---     -------     ---     -------    ---
Increase (decrease) in cash and cash equivalents  $ (815)  (21)%   $   (49)    ( 2)%   $    76      3%
                                                  ======   ===     =======     ===     =======    ===

(1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

      As the above table indicates, the Company's cash flow provided by operating activities remained relatively constant at $1,176,000 for fiscal 1998 compared to $1,162,000 for fiscal 1997.

      Net cash used for investing activities increased from $1,827,000 (76% of cash sources) for fiscal 1997 to $2,122,000 (81% of cash sources) for fiscal 1998. The increase of only $295,000 reflects the corporate building purchased during fiscal 1997. During fiscal 1998 the Company purchased additional interests in certain of its older Drilling Programs, purchased interests and operations in 35 wells, and continued to purchase tangible equipment to fulfill its obligations to the partnerships it sponsors.

      Net cash provided by financing activities increased by $406,000 from fiscal 1997 to fiscal 1998. This increase reflects the sale of $5,000,000 of Common Stock, reduced dividends paid on the Preferred Stock, the repayment of loans to Lomak Petroleum, Inc. and the reduction of borrowings under the credit facility.

      On February 9, 1998, the Company entered an agreement ("Credit Agreement") with ING (US) Capital Corporation to replace the $20,000,000 revolving credit facility ("Credit Facility") with its previous lender. The Credit Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($290,000 at March 31, 1998), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At March 31, 1998, the Company's borrowing base was $10,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 1998 were $3,144,735 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see
Note 4 to the Company's March 31, 1998 financial statements). The Credit Facility provides that the payment of dividends with respect to the Common Stock of the Company is prohibited. As of March 31, 1998, the Company had $6,565,265 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus 1% or LIBOR plus 2.75%. The revolving line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 1, 1999.

      The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

      In addition, at March 31, 1998, the Company had approximately $52,571 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996 for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at March 31, 1998 was $507,404.

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

      Subsequent to March 31, 1998, the Company acquired certain assets and assumed certain obligations of Kelt Ohio, Inc., headquartered in Cambridge, Ohio. The acquisition was made pursuant to a Purchase and Sale Agreement dated April 8, 1998 as amended May 12, 1998. The purchase price for the acquired assets was approximately $16 million. The acquired assets include approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The Company funded the acquisition using cash and an increase in its existing line of credit. Approximately $15 million of the total purchase price was financed under a recently expanded credit facility with the remaining amount paid in cash. An amended credit facility dated May 29, 1998 expands the Company's borrowing base to $25 million. The credit agreement calls for payments to reduce the Credit Facility to $20 million by July 1, 1999 if NUON International bv, the Company's largest stockholder, does not exercise its option to purchase an additional $5 million in common stock by September 4, 1998. The balance availability under the Credit Facility is $1.2 million as of June 8, 1998.

      Management of the Company believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility and the expected funds to be received from NUON, will be sufficient to fund the Company's operations and meet debt service requirements through fiscal 1999.

      In the event that available borrowings under the Credit Facility are not sufficient, NUON does not exercise its option to purchase additional Common Stock or additional financing cannot be obtained; the Company would need to conserve cash resources. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of capital raised in future Drilling Programs, the introduction of additional cost cutting measures and the possible sale of certain assets. Management of the Company believes that measures of this type may have a material adverse effect on the Company.

YEAR 2000

      The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun and the Company anticipates completion of testing or replacement of systems by the end of fiscal 1999. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors, will approximate $60,000, and will be expended primarily in fiscal 1999. In addition, the Company has discussed with its vendors and customers the need to be 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers, and the Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which may require the Company to report certain information about operating segments including product, services and geographical areas. SFAS No. 131 is required to be adopted for financial statements with fiscal years beginning after December 15, 1997. The Company has not determined the impact, if any, of this standard.

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




                        CONSOLIDATED FINANCIAL STATEMENTS

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-3

FINANCIAL STATEMENTS:
   Consolidated balance sheets                                       F-4 -  F-5
   Consolidated statements of operations                             F-6
   Consolidated statements of stockholders' equity                   F-7 -  F-8
   Consolidated statements of cash flows                             F-9 - F-10
   Notes to consolidated financial statements                       F-11 - F-29




            All other financial statement schedules have been appropriately omitted if the information is not required or is furnished in the financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of North Coast Energy, Inc.:

We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Energy, Inc. and Subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.




Arthur Andersen LLP

Cleveland, Ohio,
June 4, 1998.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             MARCH 31, 1997 and 1998
                             -----------------------


                                     ASSETS
                                     ------


                                                                   1997             1998
                                                               ------------      ------------
CURRENT ASSETS:
   Cash and equivalents                                        $  1,503,278      $  1,578,984
   Accounts receivable-
     Trade, net                                                   1,306,577         1,311,714
     Affiliates                                                      81,456            96,011
   Inventories                                                      200,971           189,223
   Deferred income taxes                                             26,000            26,000
   Refundable income taxes                                           50,000            38,000
   Other, net                                                         8,488             8,057
                                                               ------------      ------------

         Total current assets                                     3,176,770         3,247,989
                                                               ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                              93,437            93,437
   Oil and gas properties (successful efforts)                   24,290,505        25,754,748
   Pipelines                                                      4,158,204         4,380,772
   Vehicles                                                         348,825           420,026
   Furniture and fixtures                                           501,049           508,417
   Building and improvements                                        788,419           786,689
                                                               ------------      ------------
                                                                 30,180,439        31,944,089

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                             (12,279,402)      (13,155,288)
                                                               ------------      ------------
                                                                 17,901,037        18,788,801




OTHER ASSETS, net                                                   150,893           274,726
                                                               ------------      ------------



                                                               $ 21,228,700      $ 22,311,516
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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             MARCH 31, 1997 and 1998
                             -----------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                              1997             1998
                                                                         ---------------  -------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $     108,900    $      88,300
   Accounts payable                                                          1,952,863        1,824,740
   Accrued expenses                                                            320,255          250,073
   Billings in excess of costs on uncompleted contracts                        469,361          302,881
                                                                         ---------------  -------------

         Total current liabilities                                           2,851,379        2,465,994
                                                                         ---------------  -------------

LONG-TERM DEBT, net of current portion                                      10,720,510        7,171,035

DEFERRED INCOME TAXES, net                                                     347,200          335,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Series A, 6% Noncumulative Convertible Preferred stock,
     par value $.01 per share; 563,270 shares authorized;
     76,951 and 75,481 issued and outstanding (aggregate
     liquidation value of $769,510 and $754,810,
     respectively)                                                                770              755


    Series B, Cumulative Convertible Preferred stock, par
     value $.01 per share; 625,000 shares authorized; 269,464
     and 268,264 issued and outstanding (aggregate
     liquidation value of $2,694,640 and $2,682,640,
     respectively)                                                              2,695            2,683

    Undesignated Serial Preferred stock, par value $.01 per
     share; 811,730 shares authorized; none issued and
      outstanding                                                                -                -

   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 10,753,895 and 16,612,931 issued and
     outstanding                                                               107,539          166,129
   Additional paid-in capital                                               12,083,196       16,859,237
   Retained deficit                                                         (4,884,589)      (4,689,517)
                                                                         -------------    -------------
         Total stockholders' equity                                          7,309,611       12,339,287
                                                                         -------------    -------------
                                                                           $21,228,700      $22,311,516
                                                                         =============    =============




The accompanying notes are an integral part of these consolidated balance sheets.

                              NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998


                                                                     1996             1997            1998
                                                                 --------------  ---------------  -------------
REVENUE:
   Oil and gas production                                         $  2,848,610     $3,137,556       $3,013,929
   Drilling revenues                                                 5,490,364      3,783,630        2,988,371
   Well operating, transportation and other                          1,610,469      1,859,806        1,622,608
   Administrative and agency fees                                      911,053        883,997          965,724
                                                                 --------------  ---------------  -------------
                                                                    10,860,496      9,664,989        8,590,632
                                                                 --------------  ---------------  -------------

COSTS AND EXPENSES:
   Oil and gas production expenses                                     796,530        777,163          840,346
   Drilling costs                                                    4,160,788      2,876,615        2,516,588
   Oil and gas operations                                              881,025        976,943          652,672
   General and administrative expenses                               2,878,762      2,307,994        2,215,961
   Depreciation, depletion, amortization, impairment and
     other                                                           3,298,359      1,385,570        1,242,200
   Abandonment of oil and gas properties                                60,506         73,528           88,947
                                                                 --------------  ---------------  -------------
                                                                    12,075,970      8,397,813        7,556,714
                                                                 --------------  ---------------  -------------
INCOME (LOSS) FROM OPERATIONS                                       (1,215,474)     1,267,176        1,033,918
                                                                 --------------  ---------------  -------------

OTHER INCOME:
   Interest                                                             63,063         47,491           62,263
   Other                                                                14,429         52,892            3,690
   Gain on sale of property and equipment                               18,295          -                1,609
                                                                 --------------  ---------------  -------------
                                                                        95,787        100,383           67,562
                                                                 --------------  ---------------  -------------
OTHER EXPENSE:
   Interest                                                            772,731      1,055,409          839,342
   Loss on sale of property and equipment                                -             20,400            -
                                                                 --------------  ---------------  -------------
                                                                       772,731      1,075,809          839,342
                                                                 --------------  ---------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (1,892,418)       291,750          262,138

PROVISION (CREDIT) FOR INCOME TAXES:
   Current                                                             (83,100)        (5,100)          12,000
   Deferred                                                           (554,900)         5,100          (12,000)
                                                                 --------------  ---------------  -------------
                                                                      (638,000)         -                -
                                                                 --------------  ---------------  -------------
NET INCOME (LOSS)                                                 $ (1,254,418)  $     291,750    $    262,138
                                                                 ==============  ===============  =============

NET LOSS APPLICABLE TO COMMON
 STOCK (after Preferred stock dividends paid
 or in arrears of $649,864, $458,606 and
  $268,264 in 1996, 1997 and 1998,
   respectively)                                                  $ (1,904,282)   $  (166,856)    $    (6,126)
                                                                 ==============  ===============  =============

NET LOSS PER SHARE (basic and diluted)
                                                                     $(0.24)         $(0.02)        $(0.00)
                                                                 ==============  ===============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                -------------------------------------------------



                                                               Series A                 Series B
                                                           Preferred Stock           Preferred Stock
                                                        -----------------------  ------------------------
                                                          Shares      Amount       Shares       Amount
                                                         ---------    ------      -------       ------

BALANCE, MARCH 31, 1995                                    309,460    $ 3,095      464,665      $ 4,647

   Net loss                                                  -          -            -            -
   Shares converted                                         (4,260)       (43)       -            -
   Dividends on Series A Preferred stock ($0.60 per
     share)                                                  -          -            -            -
   Dividends on Series B Preferred stock ($1.00 per
     share)                                                  -          -            -            -
                                                        -----------  ----------  ------------  ----------

BALANCE, MARCH 31, 1996                                    305,200      3,052      464,665        4,647

   Net income                                                -          -            -            -
   Shares converted                                       (228,249)    (2,282)    (195,201)      (1,952)
   Dividends on Series A Preferred stock ($.30 per
     share)                                                  -          -            -            -
   Dividends on Series B Preferred stock ($.50 per
     share)                                                  -          -            -            -
                                                        -----------  ----------  ------------  ----------

BALANCE, MARCH 31, 1997                                     76,951        770      269,464        2,695

   Net income                                                -          -            -            -
   Shares converted                                         (1,470)       (15)      (1,200)         (12)
   Dividends on Series B Preferred stock ($.25 per
     share)                                                  -          -            -            -
   Issuance of common stock                                  -          -            -            -
   Issuance of stock bonus common shares                     -          -            -            -
                                                        -----------  ----------  ------------  ----------

BALANCE, MARCH 31, 1998                                     75,481   $    755      268,264      $ 2,683
                                                        ===========  ==========  ============  ==========




The accompanying notes are an integral part of these consolidated financial statements.

                        NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                        -----------------------------------------


                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     -----------------------------------------------

                    FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                    -------------------------------------------------

                                      Common Stock          Additional                           Total
                                 -------------------         Paid-In          Retained       Stockholders'
                                  Shares       Amount        Capital          Deficit            Equity
                               ------------- ----------- ---------------- ---------------    --------------
                                  8,030,352    $ 80,304     $12,083,024    $ (2,948,183)       $ 9,222,887

                                      -           -               -          (1,254,418)        (1,254,418)
                                      9,796          98             (55)          -                  -

                                      -           -               -            (185,199)          (185,199)

                                      -           -               -            (464,665)          (464,665)
                               ------------- ----------- ---------------- ---------------    --------------

                                  8,040,148      80,402      12,082,969      (4,852,465)         7,318,605

                                      -           -               -             291,750            291,750
                                  2,713,747      27,137             227           -                 23,130

                                      -           -               -             (91,542)           (91,542)

                                      -           -               -            (232,332)          (232,332)
                               ------------- ----------- ---------------- ---------------    --------------

                                 10,753,895     107,539      12,083,196      (4,884,589)         7,309,611

                                      -           -               -             262,138            262,138
                                     16,616         166              56           -                    195

                                      -           -               -             (67,066)           (67,066)
                                  5,825,720      58,257       4,765,716           -              4,823,973
                                     16,700         167          10,269           -                 10,436
                               ------------- ----------- ---------------- ---------------    --------------

                                 16,612,931    $166,129    $ 16,859,237    $ (4,689,517)       $12,339,287
                               ============= =========== ================ ===============    ==============




The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                -------------------------------------------------

                                                                     1996             1997            1998
                                                                 --------------  ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $(1,254,418)   $    291,750         $262,138
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
         Depreciation, depletion, amortization,
           impairment and other                                      3,298,359       1,385,570        1,242,200
         Abandonment of oil and gas properties                          60,506          73,528           88,947
         Loss (gain) on sale of property and
           equipment                                                   (18,295)         20,400           (1,609)
         Deferred income taxes                                        (554,900)          5,100          (12,000)
         Change in-
           Accounts receivable                                         213,970          49,561          (19,692)
           Inventories and other current assets                        118,979        (102,127)          12,179
           Refundable income taxes                                    (115,000)         65,000           12,000
           Other assets, net                                            88,129          23,109         (109,154)
           Accounts payable                                           (997,350)       (521,662)         (62,667)
           Accrued expenses                                           (143,417)         39,690          (70,182)
           Billings in excess of costs on
              uncompleted contracts                                    352,467        (167,986)        (166,480)
                                                                 --------------  ---------------  --------------

                    Total adjustments                                2,303,448         870,183          913,542
                                                                 --------------  ---------------  --------------

                    Net cash provided by operating
                      activities                                     1,049,030       1,161,933        1,175,680
                                                                 --------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (3,389,274)     (2,025,561)      (2,124,052)
     Proceeds on sale of property and equipment                         12,253         198,669            2,000
                                                                 --------------  ---------------  --------------

                    Net cash used for investing
                      activities                                    (3,377,021)     (1,826,892)      (2,122,052)
                                                                 --------------  ---------------  --------------




The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                         1996            1997            1998
                                                                    --------------- ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of accounts payable used to finance
       property and equipment additions                              $   (236,422)  $     (70,964)        $(87,161)
     Borrowings under revolving credit facility                         3,800,000       2,080,000        6,765,265
     Borrowings (repayments) under note payable to
       stockholder                                                      1,064,000          84,883       (1,453,674)
     Repayment of borrowings under revolving credit
       facility                                                        (2,290,003)     (1,000,000)      (8,840,000)
     Payments on long-term debt                                          (127,278)       (140,656)        (106,698)
     Cash paid for deferred financing                                     (47,354)        (12,900)         (88,223)
     Proceeds from issuance of long-term debt                               -               -               65,031
     Net proceeds from issuance of common stock                             -               -            4,834,604
     Distributions and dividends                                         (649,864)       (323,874)         (67,066)
                                                                    --------------- ---------------  --------------

                    Net cash provided by financing
                      activities                                        1,513,079         616,489        1,022,078
                                                                    --------------- ---------------  --------------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              (814,912)        (48,470)          75,706

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                               2,366,660       1,551,748        1,503,278
                                                                    --------------- ---------------  --------------

CASH AND EQUIVALENTS AT END OF YEAR                                   $ 1,551,748     $ 1,503,278      $ 1,578,984
                                                                    =============== ===============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                                      $    716,000     $ 1,032,000     $    887,000
       Income taxes                                                        30,000          52,000           51,000

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND FINANCING
   ACTIVITIES:
     Long-term debt incurred for the purchase of
       property and equipment                                       $      91,000    $    638,000    $      65,000
     Accounts payable incurred for the purchase of
       property and equipment                                              71,000          87,000           22,000
     Accounts payable from interest on long-term debt                      64,000          85,000           44,000
     Accounts payable incurred for deferred financing                       -               -               88,000



The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          MARCH 31, 1996, 1997 AND 1998
                          -----------------------------



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

Capital Drilling Fund 1986-1 Limited Partnership                          13.2%

North Coast Energy/Capital 1987-1 Appalachian
   Drilling Program Limited Partnership                                   40.4%

North Coast Energy/Capital 1987-2 Appalachian
   Drilling Program Limited Partnership                                   38.9%

North Coast Energy/Capital 1988-1 Appalachian Drilling
   Program Limited Partnership                                            35.1%

North Coast Energy/Capital 1988-2 Appalachian
   Drilling Program Limited Partnership                                   41.7%

North Coast Energy/Capital 1989 Appalachian
   Drilling Program Limited Partnership                                   31.6%

North Coast Energy 1990-1 Appalachian Drilling
   Program Limited Partnership                                            29.4%

North Coast Energy 1990-2 Appalachian Drilling
   Program Limited Partnership                                            28.9%

North Coast Energy 1990-3 Appalachian Drilling
   Program Limited Partnership                                            25.0%

North Coast Energy 1991-1 Appalachian Drilling
   Program Limited Partnership                                            28.4%

North Coast Energy 1991-2 Appalachian Drilling
   Program Limited Partnership                                             25.6%

North Coast Energy 1991-3 Appalachian Drilling
   Program Limited Partnership                                             28.9%

North Coast Energy 1992-1 Appalachian Drilling
   Program Limited Partnership                                             25.0%

North Coast Energy 1992-2 Appalachian Drilling
   Program Limited Partnership                                             27.8%

North Coast Energy 1992-3 Appalachian Drilling
   Program Limited Partnership                                             39.5%

North Coast Energy 1993-1 Appalachian Drilling
   Program Limited Partnership                                             32.6%

North Coast Energy 1993-2 Appalachian Drilling
   Program Limited Partnership                                             31.7%

North Coast Energy 1993-3 Appalachian Drilling
   Program Limited Partnership                                             30.0%

North Coast Energy 1994-1 Appalachian Drilling
   Program Limited Partnership                                             31.4%

North Coast Energy 1994-2 Appalachian Drilling
   Program Limited Partnership                                             25.0%

North Coast Energy 1994-3 Appalachian Drilling
   Program Limited Partnership                                             25.0%

North Coast Energy 1995-1 Appalachian Drilling
   Program Limited Partnership                                             20.0%

North Coast Energy 1995-2 Appalachian Drilling
   Program Limited Partnership                                             20.0%

North Coast Energy 1996-1 Appalachian Drilling
   Program Limited Partnership                                             20.0%

North Coast Energy 1996-2 Appalachian Drilling
   Program Limited Partnership                                             20.0%

North Coast Energy 1997-1 Appalachian
   Drilling Program Limited Partnership                                    38.2%

North Coast Energy 1997-2 Appalachian
   Drilling Program Limited Partnership                                    22.1%

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

G. PER SHARE AMOUNTS

The computation of basic and diluted earnings per share for 1996, 1997 and 1998 does not assume the conversion of the unconverted Series A and B Preferred stock or the effect of warrants and stock options outstanding due to a calculated loss (after dividends) being incurred in each period and the effect, therefore, being anti-dilutive.

The average number of outstanding shares used in computing both basic and diluted net loss per share was 8,033,642, 8,240,776 and 14,106,492, for the years ended March 31, 1996, 1997 and 1998, respectively.

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

2. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:

Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                   1997         1998
                                                 --------     --------

Billings on uncompleted contracts                $738,554     $335,920
Costs incurred on uncompleted contracts           269,193       33,039
                                               ----------    ---------
                                                 $469,361     $302,881
                                               ===========  ===========


3. LEASE COMMITMENTS:

The Company leases real and personal property under operating leases. The most significant obligations under these lease agreements were for annual building rentals, which included standard maintenance and insurance. Total rental expense under the operating leases for the years ended March 31, 1996, 1997 and 1998, amounted to approximately $82,000, $43,000 and $6,000, respectively. In 1996 and 1997, rent expense of approximately $65,000, and $34,000, respectively, was incurred pursuant to the lease of the Company's previous corporate headquarters from one of the Company's principal stockholders.

The Company currently has no noncancelable operating leases which require future minimum rental payments.

4. LONG-TERM DEBT:

Long-term debt consists of the following at March 31:

                                                                               1997            1998
                                                                               ----            ----

Revolving credit notes payable--bank                                       $  8,640,000      $6,565,265

Notes payable to stockholder with interest at prime
   plus 1% and 8%, repaid in 1998                                             1,453,674           -

  Mortgage note payable to a bank, secured by land
   and a building, requiring monthly payments of
   approximately $1,019 (including interest at 8%)
   through July 2003                                                             60,216          52,571


  Mortgage note payable to a bank, secured by land
   and a building, requiring monthly payments of
   approximately $5,248 (including interest at
   8.58%) through May 2001. Thereafter the balance
   of the note will be amortized over a ten-year
   period, at an interest rate to be renegotiated
   every five years                                                            524,033         507,404

 Various installment notes payable in aggregate monthly
   installments (including interest) of $6,860 at March 31,
   1998,  through 2003                                                          151,487         134,095
                                                                         ---------------  --------------
                                                                             10,829,410       7,259,335
Less- Current portion                                                           108,900          88,300
                                                                         ---------------  --------------
                                                                            $10,720,510      $7,171,035
                                                                         ===============  ==============

The Company has a $20,000,000 revolving credit agreement with its lender at March 31, 1998. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($290,000 at March 31, 1998), as defined. At March 31, 1998, the Company's borrowing base was $10,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 1998 were $3,144,735 and may subsequently change based upon the semiannual reserve study and borrowing base determination. Subsequent to year end, the availability decreased and borrowing base increased in conjunction with the Kelt Ohio Acquisition (Note
14).

The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 1, 1999.

Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus 1% or LIBOR plus 2.75%, or approximately 10% and 8.5% at March 31, 1997 and 1998, respectively. The weighted average interest rate on these borrowings was 9.9% and 10.1% for fiscal 1997 and 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of the available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at March 31, 1998.

The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Future maturities of long-term debt for the years ended March 31, are as follows:

          Fiscal 1999                         $     88,300
          Fiscal 2000                            1,041,671
          Fiscal 2001                            1,371,413
          Fiscal 2002                            1,369,197
          Fiscal 2003                            1,368,345
          Thereafter                             2,020,409
                                              -------------
                                                $7,259,335
                                              =============

The carrying amount of the Company's long-term debt approximates fair value, as primarily all of the Company's debt instruments carry adjustable interest rates which change periodically to reflect market conditions.

5. STOCKHOLDERS' EQUITY:

In September, 1997, the Company sold 5,747,127 shares of its common stock for $5,000,000 to NUON International (NUON), pursuant to the terms of a stock purchase agreement (NUON Agreement). Under the terms of the NUON Agreement, and subject to the satisfaction of certain conditions, as defined, NUON may purchase an additional 5,747,127 shares of common stock by each of September 30, 1998 and September 30, 1999. Proceeds from the sale of common stock were utilized to repay notes payable to a stockholder, reduce the amount outstanding under the revolving credit facility and for working capital purposes.

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

Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors to the Board of Directors, as defined. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined. The amount of dividends in arrears attributable to Series B preferred is $335,330 as of March 31, 1998.

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

The holders of Series B Preferred stock shall have the right, exercisable at their option, to convert any or all of such shares into 6.47 shares of common stock.

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

The following table presents unaudited, pro forma operating results as if the stock conversion and the NUON common stock sale had occurred at the beginning of each period presented.

                                               1997             1998
                                            Pro Forma         Pro Forma
                                          --------------   ---------------

REVENUES                                   $ 9,664,989      $  8,590,632

NET INCOME                                     547,981           361,187

NET INCOME APPLICABLE TO COMMON
   STOCK                                   $   254,709      $     92,923

WEIGHTED AVERAGE SHARES OUTSTANDING         16,497,101        16,547,053


INCOME PER SHARE - BASIC AND DILUTED       $      0.02       $      0.01


The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the conversions and stock sale been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

B. COMMON STOCK WARRANTS

Warrants issued in connection with the Series B Preferred stock entitle the holders thereof to purchase 1.15 shares of common stock with each warrant at a price of $2.61 per share, as defined. The warrants issued in connection with the Series B Preferred stock expired on December 18, 1997. There were 2,500,000 Series B warrants outstanding at March 31, 1996 and 1997, respectively.

The Company has granted a shareholder certain warrants to purchase 200,000 shares of common stock at $1.20 per share and 300,000 shares of common stock at $1.00 per share, as defined. These warrants were exercisable on June 13, 1995 and expire on June 13, 2000 and 1998, respectively. The warrants may be redeemed by the Company for $.10 per share at its option upon 30 days written notice.

In conjunction with the NUON Agreement, the Company issued NUON warrants to purchase 134,000 shares of common stock for $.875 per share. The Company is obligated to issue 134,000 warrants on each occasion NUON purchases an additional 5,747,127 shares of common stock. These warrants expire in September, 2002.

C. SERIES B UNIT WARRANTS

In connection with the issuance of the Series B Preferred stock, the underwriter of the issue received 50,000 warrants to purchase Series B Units at $12.00 per unit. A Series B Unit consists of one share of Series B Preferred stock, and five warrants to purchase 1.15 shares of common stock at $2.61 per share. These warrants expired on December 18, 1997 and none of these warrants were exercised as of March 31, 1998.

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

Stock option transactions during 1996, 1997 and 1998 are summarized as follows:

                                         Options           Range
                                       Outstanding         Range
                                       ------------       --------
March 31, 1995                            553,369

Options granted                            10,000              $.94
Options canceled                          (63,538)       $.98-$2.17
                                        -----------

March 31, 1996                            499,831

Options exercised                            (100)             $.78
Options granted                            18,100              $.78
Options canceled                           (4,475)       $.78-$1.38
                                        -----------

March 31, 1997                            513,356

Options exercised                            (250)             $.78
Options canceled                         (206,368)       $.78-$4.91
                                        -----------

March 31, 1998                            306,738
                                        ===========

Subsequent to year end, the Company granted 100,000 options to a company director at $.875 per share.

A summary of stock options outstanding and exercisable at March 31, 1998 follows:

                                                   Options         Option
   Exercisable at March 31, 1998 through:        Outstanding        Price
   --------------------------------------        -----------       ------

February 20, 1999                                   230,000         $1.52
January 18, 2000                                     17,500         $1.62
May 17, 2001                                         43,700          $.98
March 19, 2003                                        4,888         $1.38
September 4, 2006                                    10,650          $.78
                                                    -------
                                                    306,738
                                                    =======

Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price payable, as defined.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss per share would not change materially.

E. STOCK BONUS PLAN

The Company has a Key Employees Stock Bonus Plan (the Bonus Plan) to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock which may be issued as bonuses shall be 230,000 shares of common stock, as defined. The expenses of administering the Bonus Plan shall be borne by the Company. The Bonus Plan will terminate on February 1, 2001. The Company has issued 16,700 shares of common stock related to this plan during fiscal 1998 and 108,249 shares of common stock since inception.

6. INCOME TAXES:

The Company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                                                   1996           1997           1998
                                                   ----           ----           ----

Provision based on the statutory rate           $(643,000)    $    99,000        $89,000

Tax effect of:
Adjustment from prior years                        39,000          28,000         12,000
Statutory depletion                              (109,000)       (143,000)      (132,000)
Other - net                                        75,000          16,000         31,000
                                               -------------  -------------  -------------

         Total                                  $(638,000)    $     -        $     -
                                               =============  =============  =============

The components of the net deferred tax liability as of March 31, 1997 and 1998 were as follows:

                                                                    1997          1998
                                                                    ----          ----

DEFERRED TAX LIABILITIES:
   Property and equipment                                          $(350,000)    $(389,000)
   Other, net                                                        (56,000)      (30,200)
                                                                 ------------  -------------

         Total deferred tax liabilities                             (406,000)     (419,200)
                                                                 ------------  -------------

DEFERRED TAX ASSETS:
   Alternative minimum tax credit carryforwards                      307,000       397,000
   Net operating loss carryforwards                                    -           640,000
   Other financial reserves                                           65,000        30,000
   Less- Valuation allowance                                        (287,200)     (957,000)
                                                                 ------------  -------------

         Total deferred tax assets                                    84,800       110,000
                                                                 ------------  -------------

         Net deferred tax liability                                $(321,200)    $(309,200)
                                                                 ============  =============

The Company has certain alternative minimum tax credit carryforwards and net operating loss carryforwards which may be available to offset future taxable income. A valuation allowance has been recorded against these amounts due to uncertainty as to the Company's ability to realize any future benefit.

7. PROFIT SHARING PLAN:

The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter. Contributions of approximately $20,000 and $30,000 were accrued or paid for the years ended March 31, 1997 and 1998, respectively.

North Coast provides no significant postretirement and/or postemployment benefits other than the profit sharing plan discussed above.

8. OTHER COMMITMENTS AND CONTINGENCIES:

North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and sales lines additions) of the partnerships as they are incurred. At March 31, 1998, management estimates the commitment to fund such costs to be approximately $876,000. The commitment is expected to be funded by September 30, 1998.

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

The Company has entered into employment contracts with certain of its officers that provide for a minimum annual salary and incentives based on the Company's sales and profitability. The commitment, including minimum incentives, amounts to $430,000, $430,000 and $330,000, respectively, for the years ending March 31, 1996, 1997 and 1998 plus CPI adjustments. In addition, each employment contract provides for: reimbursement of certain business expenses; life insurance ranging from $500,000 to $1,000,000; disability benefits for a stated period of time as defined, and termination benefits of between one and three years' salary.

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

The Company's revenue, other than revenue from oil and gas production, is derived primarily from public and private program partnerships sponsored by the Company. During 1996, 1997, and 1998 between 35% and 49% of the Company's oil and gas production revenues were derived from two and/or three significant purchasers. A significant portion of trade accounts receivable at March 31, 1997 and 1998 was attributable to these purchasers.

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

                              CAPITALIZED COSTS RELATING TO OIL AND GAS
                                        PRODUCING ACTIVITIES

                                                                           March 31,
                                                             --------------------------------------
                                                             1996             1997             1998
                                                             ----             ----             ----

Proved oil and gas properties                              $23,769,853    $  24,290,505     $25,754,748

Accumulated depreciation, depletion, amortization
   and impairment                                          (10,392,335)     (10,488,719)    (10,892,238)
                                                        ---------------  ---------------- ---------------

Net capitalized costs                                      $13,377,518    $  13,801,786     $14,862,510
                                                        ===============  ================ ===============


               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                         Year Ended March 31,
                                                  ---------------------------------
                                                  1996           1997          1998
                                                  ----           ----          ----

         Property acquisition costs            $   334,934   $   124,384    $   277,742
         Exploration costs                         216,595       121,809        194,503
         Development costs                       2,584,430     1,477,312      2,149,440



                     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                            1996           1997            1998
                                                                        ------------    -----------    ------------
Oil and gas production                                                     $2,848,610    $ 3,137,556    $3,013,929
Gain (loss) on sale of oil and gas properties                                   9,766        (26,031)        1,700
Production costs                                                             (796,530)      (777,163)     (840,346)
Exploration expenses                                                         (156,089)      (121,809)     (194,503)
Depreciation, depletion, amortization, impairment and other                (2,550,431)      (695,877)     (627,636)
Abandonment of oil and gas properties                                         (60,506)       (73,528)      (88,947)
                                                                        -------------- --------------  --------------
                                                                             (705,180)     1,443,148     1,264,197

Provision (credit) for income taxes                                          (349,000)       347,460       278,123
                                                                        -------------- --------------  --------------

Results of operations for oil and gas producing activities (excluding
   corporate overhead and financing costs)                                $  (356,180)   $ 1,095,688    $  986,074
                                                                        ============== ==============  ==============

Provision (credit) for income taxes was computed using the statutory tax rates for the years ended March 31, 1996, 1997 and 1998 and reflects permanent differences, including the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision (credit) for the periods.

                         ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                            Oil            Gas
                                                          (BBLS)          (MCF)
                                                          --------       -----------
Balance, March 31, 1995                                    419,700       20,234,000

   Extensions, discoveries and other additions              12,600        4,899,000
   Production                                              (14,100)      (1,166,000)
   Revision of previous estimates                         (205,900)      (3,299,000)
   Sales of minerals in place                              (17,100)        (620,000)
                                                        ------------  --------------

Balance, March 31, 1996                                    195,200       20,048,000

   Extensions, discoveries and other additions               -            2,267,000
   Production                                              (16,200)      (1,153,000)
   Revision of previous estimates                          (58,800)      (3,121,000)
   Sales of minerals in place                                -           (1,082,000)
                                                        ------------  --------------

Balance, March 31, 1997                                    120,200       16,959,000

   Extensions, discoveries and other additions               3,000        1,333,000
   Production                                              (13,900)      (1,116,000)
   Revision of previous estimates                           26,400        1,153,000
   Sales of minerals in place                                -             (527,000)
                                                        ------------  --------------

Balance, March 31, 1998                                    135,700       17,802,000
                                                        ============  ==============


                                                            Oil            Gas
                                                          (BBLS)          (MCF)
                                                          --------       -----------

PROVED DEVELOPED RESERVES:
   March 31, 1995                                           178,600       15,788,000
   March 31, 1996                                           151,800       16,303,000
   March 31, 1997                                           120,200       14,472,000
   March 31, 1998                                           126,700       15,087,000

                      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                       March 31,
                                                   ---------------------------------------------------
                                                        1996              1997              1998
                                                   ----------------  ----------------  ---------------

     Future cash inflows from sales of oil and
        gas                                          $59,810,000       $44,379,000       $46,349,000
     Future production and development costs         (19,992,000)      (15,442,000)      (15,175,000)
     Future income tax expense                       (12,836,000)       (8,145,000)       (8,959,000)
                                                   ----------------  ----------------  ---------------

     Future net cash flows                            26,982,000        20,792,000        22,215,000
     Effect of discounting future net cash flows
        at 10% per annum                             (13,720,000)      (10,447,000)      (11,557,000)
                                                   ----------------  ----------------  ---------------
     Standardized measure of discounted future
        net cash flows                               $13,262,000       $10,345,000       $10,658,000
                                                   ================  ================  ===============


                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                            Year Ended March 31,
                                              --------------------------------------------------
                                                   1996             1997             1998
                                              ---------------  ---------------  ----------------

Balance, beginning of year                      $11,635,000      $13,262,000      $10,345,000
Extensions, discoveries and other additions       3,925,000        1,301,000          728,000
Sales of oil and gas, net of production
   costs                                         (2,052,000)      (2,355,000)      (2,173,000)
Net changes in prices and production costs        3,019,000       (3,567,000)          26,000
Revisions of previous quantity estimates         (2,893,000)      (1,477,000)       1,122,000
Sales of minerals in place                         (158,000)        (859,000)        (259,000)
Net change in income taxes                       (1,034,000)       2,257,000         (246,000)
Accretion of discount                             1,163,000        1,326,000        1,035,000
Other                                              (343,000)         457,000           80,000
                                              ---------------  ---------------  ----------------
Balance, end of year                            $13,262,000      $10,345,000      $10,658,000
                                              ===============  ===============  ================

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

The estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage is included at the working interest which the Company estimates to retain in the properties, and the standardized measure was calculated using prices and operating costs and development costs expected in the area of interest. The quantities for fiscal 1997 and 1998 were reviewed by an independent petroleum engineering firm.

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

12. RELATED PARTY TRANSACTIONS:

During fiscal 1997, the Company paid finder's fees to two employees in the amount of $75,000 each. During fiscal 1998, the Company purchased wells and a pipeline from a shareholder for $62,000 and purchased 28 wells from an employee for $339,000.

13. ACCOUNTING STANDARDS:

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which may require the Company to report certain information about operating segments including product, services and geographical areas. SFAS No. 131 is required to be adopted for financial statements with fiscal years beginning after December 15, 1997. The Company has not determined the impact, if any, of this standard.

14. SUBSEQUENT EVENT:

In May 1998, the Company acquired oil and gas properties from Kelt Ohio (the "Kelt Ohio Acquisition") for a purchase price of approximately $16 million. The acquisition was accounted for as a purchase. The acquired assets include approximately 900 natural gas and oil wells, brine disposal facilities, drilling and service rigs, and natural gas compressors and gas gathering systems.

The Company funded the acquisition primarily with borrowings under its revolving credit facility which was amended in May 1998 to increase the borrowing base to $25 million, as defined.

The accompanying unaudited pro forma financial information gives effect to the Kelt Ohio Acquisition and the related financing in May 1998 for approximately $16 million. The unaudited pro forma operating results were prepared as if the Kelt Ohio Acquisition had occurred on April 1, 1997. The accompanying unaudited pro forma balance sheet information of the Company as of March 31, 1998 has been prepared as if the transaction had occurred as of that date.


                                                           Year Ended
                                                          March 31, 1998
                                                            Pro Forma
                                                           (unaudited)
                                                         ------------------

REVENUES:
   Oil and gas production                                  $  7,169,392
   Drilling revenues                                          2,988,371
   Well operating transportation and other                    2,088,115
   Administrative and agency fees                               965,724
                                                           ------------
                                                             13,211,602
                                                           ------------

COSTS AND EXPENSES:
   Oil and gas production expenses                            3,120,954
   Drilling costs                                             2,516,588
   Oil and gas operations                                       652,672
   General and administrative expenses                        2,339,511
   Depreciation, depletion, amortization,
        impairment and other                                  2,141,389
   Abandonment of oil and gas properties                         88,947
                                                           ------------
                                                             10,860,061
                                                           ------------

INCOME FROM OPERATIONS                                        2,351,541

OTHER INCOME:
     Interest                                                    62,263
     Other                                                        3,690
     Gain on sale of property and equipment                       1,609
                                                           ------------
                                                                 67,562
                                                           ------------

OTHER EXPENSES:
     Interest                                                 2,448,092
                                                           ------------
                                                              2,448,092
                                                           ------------

NET LOSS                                                   $    (28,989)
                                                           ============

NET LOSS, applicable to common stock (after
   preferred stock dividends paid or in
   arrears of $268,264 in 1998)                           $    (297,253)
                                                           ============

BASIC AND DILUTED EARNINGS, per common share
                                                                $(0.02)
                                                           ============

WEIGHTED AVERAGE SHARES, outstanding                         14,106,492
                                                           ============

Balance Sheet Data (at March 31, 1998 unaudited):

      Cash and equivalents            $ 1,578,984

      Total assets                    $39,811,516

      Long-term debt                  $23,671,035

      Stockholders' equity            $12,339,287

The pro forma operating results do not purport to present actual operating results that would have been achieved had the acquisition and financing been made at the beginning of the period presented or to necessarily be indicative of future results of operations.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

     Executive Officers of the Registrant*

     Timothy Wagers, age 38, joined North Coast in 1983 and currently is Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

     Thomas A. Hill, age 40, was elected Secretary and General Counsel of North Coast Energy in August 1987. Mr. Hill joined Capital Oil & Gas, Inc. in 1984, before its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the Mahoning County Bar Association and Eastern Mineral Law Foundation.

    *The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                 PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM
8-K.

(a)  (1)  Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                    Page(s)

Report of Independent Public Accountants                          F-3
Consolidated balance sheets                                       F-4  -   F-5
Consolidated statements of operations                             F-6
Consolidated statements of stockholders' equity                   F-7  -   F-8
Consolidated statements of cash flows                             F-9  -  F-10
Notes to consolidated financial statements                       F-11  -  F-29

(a)  (2)  Financial Statements Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)  Exhibits

    Reference is made to the Exhibit Index.

(b) Reports on Form 8-K:

   The Company's current report on Form 8-K dated June 12, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cased this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NORTH COAST ENERGY, INC.

By /s/ Charles M. Lombardy          Chief Executive Officer       June 26, 1998
-----------------------------
Charles M. Lombardy, Jr.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                                           Date
---------                         -----                                           ----
/s/ Charles M. Lombardy           Chief Executive Officer and Director          June 26, 1998
---------------------------       (principal executive officer)
Charles M. Lombardy, Jr.

/s/ Garry Regan                   Chairman of the Board;                        June 26, 1998
--------------------------        President and Director
Garry Regan

/s/ Timothy Wagers                Treasurer and Chief Financial Officer         June 26, 1998
-------------------------         (principal accounting and financial officer)
Timothy Wagers

/s/ Saul Siegel                   Chief Operating Officer and Director          June 26, 1998
------------------------
Saul Siegel

/s/ Leo J.M.J. Blomen             Director                                      June 26, 1998
------------------------
Leo J.M.J. Blomen

/s/ Jos J.M. Smits                Director                                      June 26, 1998
------------------------
Jos J.M. Smits

/s/ Ralph L. Bradley              Director                                      June 26, 1998
------------------------
Ralph L. Bradley

                                  Director                                      June 26, 1998
------------------------
John H. Pinkerton

/s/ C. Rand Michaels              Director                                      June 26, 1998
------------------------
C. Rand Michaels

/s/ Steven L. Grose               Director                                      June 26, 1998
------------------------
Steven L. Grose

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

4.3               Certificate of Stock Designation of the Registrant filed
                  September 14, 1989.                                             (B)

4.4               Certificate of Correction filed March 22, 1991.                 (C)

4.5               Certificate of Amendment to Certificate of Incorporation filed
                  November 4, 1992.                                               (A)

4.6               Certificate of Stock Designation filed December 29, 1992.       (D)

4.7               Certificate of Amendment to Certificate of Incorporation filed
                  August 29, 1994.                                                (G)

10.1              1988 Stock Option Plan.                                         (B)

10.2              Form of Profit Sharing Plan.                                    (B)

10.3              Form of Indemnity Agreement between the Registrant and each of
                  its Directors and executive officers.                           (B)

10.4              North Coast Energy, Inc. Key Employees Stock Bonus Plan.        (B)

10.5              Stock Option Agreement dated as of May 17, 1991 between
                  Registrant and Timothy Wagers.                                  (C)

10.6              Stock Option Agreement dated as of May 17, 1991 between the
                  Registrant and Thomas A. Hill.                                  (C)

10.7              Option Agreement dated February 22, 1994 by and between
                  Registrant and Charles M. Lombardy, Jr.                         (E)

10.8              Option Agreement dated February 22, 1994 by and between
                  Registrant and Garry Regan.                                     (E)

10.9              Warrant to purchase 200,000 shares of Common Stock of the
                  Company.                                                        (G)

10.10             Warrant to purchase 300,000 shares of Common Stock of the
                  Company.                                                        (G)

10.11             Restated Employment Agreement dated May 3, 1995 by and between
                  Registrant and Charles M. Lombardy, Jr.                         (H)

10.12             Restated Employment Agreement dated May 3, 1995 by and between
                  Registrant and Garry Regan.                                     (H)

10.13             Open End Mortgage and Promissory Note by and between Bank One,
                  Akron, N.A. and the Company dated April 30, 1996.               (I)

Exhibit                                                                         Sequential
Number            Description of Documents                                          Page
-------           ------------------------                                     ------------

10.14             Purchase and Sale Agreement dated April 8, 1998 between Kelt
                  Ohio, Inc., and North Coast Energy, Inc.                       (J)

10.15             Ratification and Amendment to Purchase and Sale Agreement
                  dated May 12, 1998 between Kelt Ohio, Inc., and North Coast
                  Energy, Inc.                                                   (J)

10.16             First Amendment to Credit Agreement and Promissory Note dated
                  May 29, 1998 between ING (U.S.) Capital Corporation and North
                  Coast Energy, Inc.                                             (J)

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

(G) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(H) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(I) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(J) Incorporated herein by reference to the appropriate exhibit to the Registrant's Report on Form 8-K dated June 12, 1998.

*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.