Form 10-K/A
period 1998-03-31
NORTH COAST ENERGY INC / DE/
filed 1998-08-03
CIK 839950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                    For the fiscal year ended March 31, 1998
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





       Registrant's telephone number, including area code: (330) 425-2330


















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

                  The Company's Board of Directors is divided into three classes, with each class currently consisting of three Directors. One class of Directors is elected at each Annual Meeting to serve a three-year term. At the Company's next Annual Meeting, stockholders will be asked to elect three Directors whose term will expire at the 2001 Annual Meeting.

GARRY REGAN, age 48, is President, Chairman of the Board, Director. Mr. Regan served as an executive officer and Director of the Company's predecessor since 1981 and has been President and Director of the Company since August 1988 and Chairman of the Board of Directors since November 1996. He holds a B.S. Degree from Ohio State University and a Masters Degree from Indiana University. Mr. Regan is a member of the Independent Petroleum Association of America. Mr. Regan also serves as President of NCE Securities, a wholly owned subsidiary of the Company and a registered broker-dealer.

CHARLES M. LOMBARDY, JR., age 48, is Chief Executive Officer, Director. Mr. Lombardy has served as an executive officer and as a Director of the Company's predecessor since 1981 and has been Chief Executive Officer and a Director of the Company since August 1988. Mr. Lombardy holds a B.B.A. from Kent State University and is a member of the Ohio Oil & Gas Association and the Independent Petroleum Association of America. Mr. Lombardy also serves as a Director and officer of NCE Securities, Inc., a wholly-owned subsidiary of the Company and a registered broker-dealer.

SAUL SIEGEL age 68, is Chief Operating Officer, Director. Mr. Siegel was appointed as a Director and Chief Operating Officer of North Coast in September 1997. Since July 1996, Mr. Siegel has been President and owner of Clark Engineering Services, Inc., a Buchanan, Michigan testing facility for off-road vehicles. In addition, for more than five years Mr. Siegel has been President of Metalworking International Corporation, a Cleveland, Ohio company that purchases manufacturing plants and new and used metalworking equipment. Since May 1996, Mr. Siegel has also been Treasurer of Precision Rebuilders, Inc., a New Orleans, Louisiana company which is engaged in the remanufacturing of oil and gas valves for oil and gas wells.

JOS J.M. SMITS, age 49, has served as Director since he was appointed to the Board of Directors of North Coast in September 1997. He is Purchasing Manager Energy for NUON Energy Group and is in charge of purchasing energy for NUON and for sales to the liberalized large-scale consumption market. Mr. Smits has a degree in Economics from the University of Amsterdam, the Netherlands.

LEO J.M.J. BLOMEN, age 43, was appointed to the Board of Directors in September 1997. Mr. Blomen has been Director of the International Division of NUON Energy Group since March 1997. Since July 1997, Mr. Blomen has been Managing Director of NUON International bv. Mr. Blomen is also the founder and, from January 1993 to July 1996, the Managing Director of Blomenco bv. Mr. Blomen is also on the Boards of: DATTEL a.s., a cable company in Prague (Czech Republic); Calortex, Ltd., a gas company in the U.K.; and the Sino-foreign company Shantou Dan Nan Windpower Development Company, Ltd., a joint venture which is currently constructing the largest windfarm in China. Mr. Blomen holds a degree in Chemical Engineering and a Ph.D. in Medicine.

RALPH BRADLEY, age 57, was elected as a Director on December 5, 1997. Mr. Bradley is currently President of Bradley Energy International, which provides energy solutions for the world market, and Bradley Energy USA, which provides individuals with the opportunity to own various aspects of natural gas production. Prior to forming these entities, Mr. Bradley was chief executive officer of The Eastern Group, Inc., and its predecessor, Eastern States Exploration Company, Inc.


Executive Officers of the Registrant*

TIMOTHY WAGERS, age 38, joined North Coast in 1983 and has served as Treasurer and Chief Financial Officer since August 1991. From August 1988 until August 1990, he served as Vice President and Treasurer of the Company. From August 1990 to August 1991, he was the Company's Vice President, Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

THOMAS A. HILL, age 40, was elected Secretary and General Counsel of North Coast Energy in August 1987. Mr. Hill joined Capital Oil & Gas, Inc. in 1984, prior to its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the bars of Ohio, Pennsylvania, Oklahoma, Texas, the District of Columbia and the U.S. Supreme Court and is a member of the Eastern Mineral Law Foundation.

*The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

                      COMMITTEES OF THE BOARD OF DIRECTORS

                  The Audit Committee, of which Messrs. Blomen, Grose, Michaels, Pinkerton, Bradley and Smits are members, oversees the accounting functions of the company, including matters related to the appointment and activities of the Company's auditors. The Audit Committee met once during the year ended March 31, 1998. The members of the Audit Committee prior to October 1, 1997 were Dr. Ebinger and Messrs. Begley and Wegrich (former members of the Company's Board).

                  The Compensation and Stock Option Committee, of which Messrs. Blomen, Pinkerton and Smits are members, reviews and makes recommendations concerning the salaries of the Company's executive officers, reviews and makes recommendations concerning the Company's Stock Option Plan and Stock Bonus Plan and administers the Company's Profit Sharing Plan. The Compensation and Stock Option Committee met once during the year ended March 31, 1998. The Stock Option and Compensation Committees were merged effective October 1, 1997. Prior to that time the members of the Stock Option Committee were Dr. Ebinger and Mr. Lombardy and the members of the Compensation Committee were Dr. Ebinger and Messrs. Wegrich and Lombardy.

                  The Board of Directions of the Company held fifteen meetings during the year ended March 31, 1998. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they served except Mr. Smits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Compensation Committee of the Board of Directors included Charles M. Lombardy, Jr., the Chief Executive Officer of the Company until October 1, 1997.

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

                  Based solely on a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, with the exception of: (a) reports which were filed late on behalf of Messrs. Blomen, Smits and Bradley each pertaining to one transaction; (b) three reports which were filed late on behalf of Mr. Siegel pertaining to six transactions;
(c) two reports which were filed late by Lomak Petroleum, Inc. involving seven transactions.

ITEM  11.  EXECUTIVE COMPENSATION

                  The following tables sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the three highest paid executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 1998

                                                                  SUMMARY COMPENSATION TABLE

                                                                                                                Long-Term
                                                              Annual Compensation                              Compensation
                                                              -------------------                              ------------
                                                                                        Other         Number of
                                                                                        Annual       Securities         All Other
                                                                                        Compen-      Underlying           Compen-
Name and Principal Position        Year                   Salary          Bonus         sation         Options           sation (1)
---------------------------        ----                   ------          -----         ------       ----------         -----------
Charles M. Lombardy, Jr.           1998                  $173,740           $0            N/A            --               $9,576
  Chief Executive Officer;         1997                   166,350            0            N/A            --                7,148
  Director                         1996                   165,000            0            N/A            --                6,308

Garry Regan                        1998                   173,740            0            N/A            --                8,616
  President; Director              1997                   166,350            0            N/A            --                6,188
                                   1996                   165,000            0            N/A            --                5,348

Saul Siegel                        1998                   102,733            0            N/A            --                  0
  Chief Operating Officer;
    Director


                  No Named Executive Officer received personal benefits or perquisites during fiscal year 1998 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The amounts set forth in the table include, with respect to Messrs. Lombardy and Regan $2,810 and $1,850, respectively, for fiscal years 1998, 1997, and 1996 in life insurance premiums paid by the Company pursuant to the terms of employment agreements between the Company and of such persons. See "Compensation of Directors and Executive Officers -- Employment Agreements." With respect to all of the Named Executive Officers, the amounts set forth in the table reflect the following contributions under the Company's Profit Sharing Plan and matching funds through the 401(K) Plan: Mr. Lombardy, $6,766, $4,338 and $3,498 and Mr. Regan, $6,766, $4,338 and
                  $3,498 for fiscal years 1998, 1997 and 1996, respectively. Mr. Siegel was not eligible under the terms of the plan. Under the terms of the Profit Sharing Plan, all employees of the Company who have completed a 12 month period with at least 1,000 hours of service for the Company or its affiliates are eligible to participate in the plan. The amount of the Company's contributions to the Profit Sharing Plan is determined by the Board of Directors. Allocations of Company contributions under the plan are made on the basis of a participant's total compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of service with an additional 20% vesting for each complete year of service thereafter.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                  The following table summarizes options exercised during fiscal 1998 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                                         Number of Securities             Value of Unexercised
                                  Shares                                Underlying Unexercised            In-the-Money Options
                                 Acquired                             Options at Fiscal Year-end          at Fiscal Year-end(1)
                                    on             Value              --------------------------        -------------------------
      Name                       Exercise        Realized             Exercisable Unexercisable         Exercisable Unexercisable
      ----                       --------        --------             -------------------------         -------------------------
Charles M. Lombardy, Jr.            --             $  0                 115,000       0                       $ 0           $  0
Garry Regan                         --                0                 115,000       0                         0              0

(1)   Based upon the closing bid price of a share of Common Stock as reported on the NASDAQ system on March 31, 1998.
      None of the options were in-the-money at March 31, 1998.

                  Employment Agreements. On May 3, 1995, after being recommended and approved by the Compensation Committee, the Company entered into employment contracts with Messrs. Lombardy and Regan providing for the employment of these officers through May 3, 2001, which includes the exercised option to extend for a three year period, unless earlier terminated pursuant to the terms of these agreements. These agreements provide for base annual compensation of $165,000 to each of Messrs. Lombardy and Regan, with increases for cost of living based upon the Consumer Price Index. The base annual salary of $165,000 is the same amount each executive was receiving under previous employment contracts with the Company. An employment agreement with Mr. Siegel is pending approval of the Company's executive committee, effective May 3, 1998, with substantially the same terms and conditions as Messrs. Lombardy and Regan's employment agreement for a three-year period. Additional bonuses may be awarded from time to time by the Board of Directors. In addition, the Board of Directors has the authority to increase, but not decrease without the executive's consent, the base salary of automobile expenses, disability coverage, death benefits, and severance payments. Each agreement provides that for a period of two years from the date of the termination of the executive's employment the executive will not, directly or indirectly, engage in any business competitive with that of the Company or otherwise interfere with the Company's business.

                  Each of the employment agreements contains provisions addressing a possible change in control of the Company (the "Change in Control Provisions"). The purchase of the Company's common stock by NUON International bv is exempt by separate agreement from the Change in Control Provisions provided certain conditions exist. The Change in Control Provisions require the payment of certain benefits to these executive officers upon the termination of the employment, other than for good cause, after the occurrence of a change in control of the Company. A "change in control of the Company" is defined to include a change in the securities ownership of the Company's securities which would be required to be reported as a change in control in a proxy statement filed under the Securities Exchange Act of 1934, the Company's ceasing to have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, or the acquisition by any person or entity of 50% or more of the outstanding shares of Common Stock of the Company (or its equivalent in voting power of any class or classes of the Company's securities).

                  Under the Change in Control Provisions, either of these three executive officers who remains in the employ of the Company following the date of the occurrence of a change in control of the Company and whose employment is subsequently terminated other than for good cause would be entitled to receive a lump sum payment from the Company, regardless of whether such executive officer continues in the employ of the Company (the "Change in Control Payment"). After the occurrence of a change in control, "termination" is defined to include relocation of the principal place at which the executive is to perform his duties to a location outside the Cleveland, Ohio metropolitan area, a substantial reduction in the benefits provided to the executive, a substantial reduction in the executive's responsibilities or functions or a substantial adverse change in the executive's working conditions. It should be noted that the Change in control Provisions provide for the payment of the Change in Control Payment in the event of a termination of the executive's employment after any change in control of the Company, regardless of whether such change in control is approved by the Board of Directors and/or stockholders of the Company.

                  Under such Change in Control Provisions, in the event of a termination of employment after a change in control in the Company, other than for good cause, each of Messrs. Lombardy, Regan and Siegel would be entitled to Change in Control Payments in the amount equal to six times the average annual salary, bonus, and incentive compensation amounts paid during the three year period immediately proceeding the termination after a change in control in the Company. Also, at Messrs. Lombardy or Regan election, each could elect to receive seventy-two equal payments for a period of seventy-two months or a lump sum equal to the aggregate of the monthly amounts payable discounted to present value at a discount rate of 7% per annum. Mr. Siegel could elect to receive thirty-six equal payments for a period of thirty-six months or a lump sum equal to the aggregate of the monthly amounts payable discounted to present value at a discount rate of 7% per annum.

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

                  Directors Fees. The Company pays its Directors who are not employees of the Company an annual retainer of $3,500 and a fee of $500 for attendance in person, or by telephone if substantive matters are discussed, at each meeting of the Board of Directors, plus reimbursement of expenses. The Board voted during the year to discontinue the payment of any Director Fees to any Board member.

ITEM  12.  SECURITY OWNERSHIP

                  The following table sets forth information with respect to the Common Stock, Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on July 29,1998 by: (1) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the executive officers listed in the Summary Compensation Table included elsewhere herein; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

                                                                                                       Common Stock
                                                                                         -------------------------------------
                                                                                         Amount and
                                                                                         Nature of                     Percent
                        Nature and Address (1)                                           Beneficial                      of
                           Of Beneficial Owner                                           Ownership                      Class
                           --------------------                                          ---------                      -----
                        Charles M. Lombardy, Jr...........................               665,242 Shares   (2) (3)        3.98%
                        Garry Regan.......................................               669,524 Shares   (2)            4.00%
                        Saul Siegel.......................................               177,500 Shares   (2) 6)         1.06%
                        Leo J. M. J. Blomen...............................                     0 Shares                     *%
                        Jos J. M. Smits...................................                     0 Shares                     *%
                        NUON International bv.............................             5,747,127 Shares   (4)           34.59%
                        Ralph L. Bradley..................................                33,333 Shares   (2)               *%
                        Steven L. Grose...................................                 8,971 Shares                     *%
                        C. Rand Michaels..................................                 8,015 Shares                     *%
                        John H. Pinkerton.................................                 8,464 Shares                     *%
                        Lomak Petroleum, Inc..............................             3,967,374 Shares   (5)           23.88%
                        All Directors and executive  officers as a group
                        (11 persons)......................................             1,635,631 Shares   (7)            9.58%
                        --------------------------------------------------------

[FN]

Less than one percent*

           (1) The address of NUON International is Utrechtsweg 68, 6812 AH Arnhem, The Netherlands. The address of Lomak Petroleum, Inc. is 125 State Route 43, Hartville, Ohio 44632.
           (2) Includes 330,333 shares of Common Stock, in the aggregate, which could be acquired by Messrs. Regan (115,000 shares) Lombardy (115,000 shares), Siegel (67,000 shares) and Bradley (33,333 vested shares) upon the exercise of immediately exercisable stock options or warrants which they hold. Mr. Bradley was granted 99,999 shares which vest over a three year period.
           (3) The share ownership figures for Mr. Lombardy include 13,738 shares of Common Stock owned by a trust for which Mr. Lombardy is the trustee and as to which he disclaims any beneficial interest.
           (4) Does not include 11,494,254 shares of Common Stock that may be immediately acquired by NUON International bv for $0.87 per share.
           (5) Does not include 200,000 shares of Common Stock which may be acquired upon the exercise of certain Warrants to purchase Common Stock.
           (6) Does not include 134,000 shares of Common Stock that may be acquired through the exercise of a warrant which may be issued upon the purchase of Common Stock by NUON International bv (see footnote 4 above).
           (7) Includes 373,858 shares of Common Stock, which may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options or warrants.

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

                  In connection with the sale of shares of Common Stock of the Company to NUON International, bv, Mr. Saul Siegel received cash payment of $75,000 and a five year warrant to purchase 67,000 shares of Common Stock of the Company at a price of $0.875 per share. In addition, upon the exercise, by NUON International, bv, of its right to purchase additional shares of Common Stock of the Company Mr. Siegel will receive an additional $75,000 and five year warrants to purchase an additional 134,000 shares Common Stock of the Company at a price of $0.875 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORTH COAST ENERGY, INC.


July 30, 1998                           /s/ Charles M. Lombardy, Jr.
                                        ------------------------------------
                                        Charles M. Lombardy, Jr.
                                        Chief Executive Officer and Director