Form 10-Q
period 1998-06-30
NORTH COAST ENERGY INC / DE/
filed 1998-08-14
CIK 839950

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            --         THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            --         THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.




                Class                          Outstanding at August 12, 1998
     ----------------------------              ------------------------------
     Common Stock, $.01 par value                       16,617,881

                            NORTH COAST ENERGY, INC.


                                                                                                    Page No.
                                                                                                    --------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
     March 31, 1998 (Audited) and June 30, 1998 (Unaudited)                                             2

Unaudited Consolidated Statements of Operations -
     For the Three Months Ended June 30, 1997 and 1998                                                  4

Unaudited Consolidated Statements of Cash Flows -
     For the Three Months Ended June 30, 1997 and 1998                                                  5

Unaudited Notes to Consolidated Financial Statements                                                    7

Management's Discussion and Analysis of Financial Condition and Results of Operations                  12


PART II - OTHER INFORMATION                                                                            18

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1998 and JUNE 30, 1998

                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                              March 31,     June 30,
                                                                               1998           1998
                                                                           ------------   ------------

CURRENT ASSETS:
   Cash and equivalents                                                    $  1,578,984   $  1,302,895
   Accounts receivable-
     Trade, net                                                               1,311,714      2,121,868
     Affiliates                                                                  96,011        104,931
   Inventories                                                                  189,223        177,638
   Deferred income taxes                                                         26,000         26,000
   Refundable income taxes                                                       38,000         38,000
   Other, net                                                                     8,057         94,928
                                                                           ------------   ------------

         Total current assets                                                 3,247,989      3,866,260
                                                                           ------------   ------------



PROPERTY AND EQUIPMENT, at cost:
   Land                                                                          93,437         93,437
   Oil and gas properties (successful efforts)                               25,754,748     39,366,148
   Pipelines                                                                  4,380,772      6,271,143
   Vehicles                                                                     420,026      1,203,885
   Furniture and fixtures                                                       508,417        516,546
   Buildings and improvements                                                   786,689        794,689
                                                                           ------------   ------------
                                                                             31,944,089     48,245,848

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                                         (13,155,288)   (13,640,460)
                                                                           ------------   ------------
                                                                             18,788,801     34,605,388



OTHER ASSETS, net                                                               274,726      1,704,034
                                                                           ------------   ------------



                                                                           $ 22,311,516   $ 40,175,682
                                                                           ============   ============




                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1998 and JUNE 30, 1998

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    March 31,      June 30,
                                                                                      1998           1998
                                                                                 ------------   ------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $     88,300   $     83,100
   Accounts payable                                                                 1,824,740      1,786,171
   Accrued expenses                                                                   250,073        214,489
   Billings in excess of costs on uncompleted contracts                               302,881              -
                                                                                 ------------   ------------

         Total current liabilities                                                  2,465,994      2,083,760
                                                                                 ------------   ------------

LONG-TERM DEBT, net of current portion                                              7,171,035     24,640,761

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                           335,200      1,235,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 75,481 issued and outstanding (aggregate
     liquidation value of $754,810)                                                       755            755
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 268,264 issued and outstanding
     (aggregate liquidation value $ 2,682,640)                                          2,683          2,683
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                 -              -
   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 16,612,931 issued and outstanding                                    166,129        166,129
   Additional paid-in capital                                                      16,859,237     16,859,237
   Retained deficit                                                                (4,689,517)    (4,812,843)
                                                                                 ------------   ------------

         Total stockholders' equity                                                12,339,287     12,215,961
                                                                                 ============   ============
                                                                                 $ 22,311,516   $ 40,175,682
                                                                                 ============   ============





                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 and 1998

                                   (Unaudited)


                                                           Three Months Ended
                                                      ----------------------------
                                                           1997            1998
                                                      ------------    ------------

REVENUE:
   Oil and gas production                             $    744,050    $  1,564,912
   Drilling revenues                                       463,554         326,958
   Well operating, transportation and other                428,628         404,056
   Administrative and agency fees                          213,263         210,132
                                                      ------------    ------------
                                                         1,849,495       2,506,058
                                                      ------------    ------------

COSTS AND EXPENSES:
   Oil and gas production expenses                         230,241         562,264
   Drilling costs                                          373,865         395,177
   Oil and gas operations                                  142,494         248,870
   General and administrative expenses                     478,660         444,126
   Depreciation, depletion, amortization and other         293,542         517,927
   Abandonment of oil and gas properties                     3,039               -
                                                      ------------    ------------
                                                         1,521,841       2,168,364
                                                      ------------    ------------
INCOME FROM OPERATIONS                                     327,654         337,694
                                                      ------------    ------------

OTHER INCOME:
   Interest                                                 12,916          17,069
   Other                                                        62           1,151
   Gain (loss) on sale of property and equipment             1,897            (508)
                                                      ------------    ------------
                                                            14,875          17,712
                                                      ------------    ------------
OTHER EXPENSE:
   Interest                                                265,538         451,904
                                                      ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                           76,991         (96,498)

PROVISION FOR INCOME TAXES:
   Current                                                   1,000               -
   Deferred                                                      -               -
                                                      ------------    ------------
                                                             1,000               -
                                                      ------------    ------------

NET INCOME (LOSS)                                           75,991         (96,498)
                                                      ============    ============


NET INCOME (LOSS) PER SHARE (basic and diluted)       $        .00    $       (.01)
                                                      ============    ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (Unaudited)

                                                                                              1997             1998
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $     75,991     $    (96,498)
     Adjustments to reconcile net income (loss) to net cash used by operating activities-
         Depreciation, depletion, amortization and other                                       293,542          517,927
         Abandonment of oil and gas properties                                                   3,039                -
         (Gain) loss on sale of property and equipment                                          (1,897)             508
         Deferred income taxes                                                                   1,000                -
         Change in-
           Accounts receivable                                                                 177,404         (819,074)
           Inventories and other current assets                                                 48,013          (75,286)
           Other assets, net                                                                         -       (1,288,634)
           Accounts payable                                                                   (519,191)         (38,569)
           Accrued expenses                                                                    (25,541)         (35,584)
           Other liabilities                                                                         -          900,000
           Billings in excess of costs on uncompleted contracts                               (316,212)        (302,881)
                                                                                          ------------     ------------

                    Total adjustments                                                         (339,843)      (1,141,593)
                                                                                          ------------     ------------

                    Net cash used by operating activities                                     (263,852)      (1,238,091)
                                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                      (223,425)     (16,325,698)
     Proceeds on sale of property and equipment                                                  2,000                -
                                                                                          ------------     ------------

                    Net cash used for investing activities                                    (221,425)     (16,325,698)
                                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of accounts payable used to finance property
         and equipment additions                                                               (87,161)               -
      Borrowings under revolving credit facility                                                     -       17,962,370
      Borrowings under note payable to stockholder                                              21,863                -
      Repayments of borrowings under revolving credit facility                                       -         (500,000)
      Payments on long-term debt                                                               (30,577)         (29,210)
      Proceeds from issuance of long-term debt                                                       -           31,366
      Distributions and dividends                                                                    -          (26,826)
      Cash paid for deferred financing costs                                                         -         (150,000)
                                                                                          ------------     ------------

                    Net cash provided (used) by financing activities                      $    (95,875)    $ 17,287,700
                                                                                          ------------     ------------



                  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (Unaudited)

                                                                                 1997             1998
                                                                             ------------     ------------
DECREASE IN CASH AND EQUIVALENTS                                             $   (581,152)    $   (276,089)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     1,503,278        1,578,984
                                                                             ------------     ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                        $    922,126     $  1,302,895
                                                                             ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                              $    235,943     $    353,889
       Income taxes                                                                11,049           21,086

SUPPLEMENTAL DISCLOSURES ON NONCASH INVESTING AND FINANCING ACTIVITIES:
     Long-term debt incurred for the purchase of property
        and equipment                                                        $          -     $     31,366
     Accounts payable incurred for the purchase of property
        and equipment                                                              13,347                -
     Common stock issued for director fees                                         25,852                -
     Accounts payable from interest on long-term debt                                   -          139,267








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

         Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

Note 2.  Long-Term Debt

         Long-term debt consists of the following:

                                                                       March 31, 1998  June 30, 1998
                                                                        ------------    ------------


             Revolving credit notes payable - bank                      $  6,565,265    $ 24,027,635

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.             52,571          50,589

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58%).                           507,404         502,599

             Various installment notes payable, in aggregate monthly
             installments (including interest of $6,860 at March 31,
             1998 and $7,517 at June 30, 1998).                              134,095         143,038
                                                                        ------------    ------------
                                                                           7,259,335      24,723,861
             Less current portion                                             88,300          83,100
                                                                        ------------    ------------
                                                                        $  7,171,035    $ 24,640,761
                                                                        ============    ============

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

        On February 9, 1998, the Company entered into an agreement with ING (US) Capital Corporation to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($245,000 at June 30, 1998), as defined. At June 30, 1998, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 1998 were $727,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 1, 1999.

        Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 10% and 8.25% at June 30, 1997 and June 30, 1998, respectively. The agreement requires the company to pay a commitment fee of .5% on the unused amount of the available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at June 30, 1998.

        The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                               March 31,     June 30,
                                                                 1998          1998
                                                                 ----          ----
             Billings on uncompleted contracts                $  335,920    $        -
             Costs incurred on uncompleted contracts              33,039             -
                                                              ----------    ----------
                                                              $  302,881    $        -
                                                              ==========    ==========

         At June 30, 1998, all contracts were completed.

Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $245,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At June 30, 1998, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $328,900 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends

         On June 30, 1998, the Company paid a dividend of $26,826 ($0.10 per share) on the cumulative convertible Series B preferred stock. For purposes of computing earnings per share for the three months ended June 30, 1998, dividends paid and in arrears on the cumulative convertible Series B preferred stock were $67,066. Cumulative dividends in arrears on the cumulative convertible Series B preferred stock are $375,570 at June 30, 1998.

Note 6.  Acquisition of Kelt Ohio, Inc.

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

         The accompanying unaudited pro forma financial information gives effect to the Kelt Ohio Acquisition and the related financing in May 1998 for approximately $16 million. The unaudited pro forma operating results were prepared as if the Kelt Ohio Acquisition had occurred at April 1, 1997.

                                                                       June 30, 1997
                                                                         Pro Forma
                                                                        (unaudited)
                                                                        -----------

        TOTAL REVENUES                                                 $  3,027,453

        COSTS AND EXPENSES                                                2,300,321

        INCOME FROM OPERATIONS                                              727,132

        OTHER EXPENSES                                                      899,737

        NET LOSS                                                           (172,605)
                                                                       ============

        NET LOSS, applicable to common stock (after preferred stock
          dividends in arrears of $67,066)                                 (239,671)
                                                                       ============

        BASIC AND DILUTED EARNINGS, per common share                   $      (0.02)
                                                                       ============

        WEIGHTED AVERAGE SHARES, outstanding                             10,951,334
                                                                       ============



                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


Note 6.  Acquisition of Kelt Ohio, Inc. (continued)

The pro forma operating results do not purport to present actual operating results that would have been achieved had the acquisition and financing been made at the beginning of the period presented or to necessarily be indicative of future results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., (the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on the acquisition of proved developed and proved undeveloped natural gas and oil properties and on the development of such properties by the Company or in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

        The following table is a review of the results of operations of the Company for the three months ended June 30, 1997 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                       Three Months
                                                          Ended
                                                         June 30,
                                                         --------
                                                      1997     1998
                                                      -------------
Revenues:
   Oil and gas production                               40%      62%
   Drilling revenues                                    25       13
   Well operating, transportation and other             23       16
   Administrative and agency fees                       11        8
   Other                                                 1        1
                                                      ----     ----
           Total Revenues                              100%     100%
                                                      ----     ----

Expenses:
   Oil and gas production expenses                      12%      22%
   Drilling costs                                       20       16
   Oil and gas operations                                8       10
   General and administrative expenses                  26       18
   Depreciation, depletion, amortization and other      16       20
   Abandonment of oil and gas properties                 0        0
   Provision for taxes on income                         0        0
   Other                                                14       18
                                                      ----     ----
         Total Expenses                                 96%     104%
                                                      ----     ----

Net Income                                               4%      (4)%
                                                      ====     ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 1997 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

         Oil and gas production revenues increased $820,862, or 110%, to $1,564,912 for the three months ended June 30, 1998 compared to $744,050 for the prior corresponding period. This increase in oil and gas revenue is due to the increase of production related to certain oil and gas properties acquired from Kelt Ohio, Inc. ("Kelt Acquisition", "Kelt"). Although the purchase was effective on April 8, 1998, the Company did not begin managing the assets until after the closing date of May 29, 1998. The sale of gas production from the Kelt wells for the period ended June 30, 1998 was predominantly sold under a fixed contract to an end user. This contract expired on June 15, 1998 and the gas from these wells has been contracted at a 4% higher price for a period of one year. The Company received an average price of $12.58 and $16.86 per barrel of oil for the three months ended June 30, 1998 and 1997, respectively, and $2.55 and $2.28 per Mcf for natural gas for the three months ended June 30, 1998 and 1997, respectively.

            Drilling revenues for the period decreased by $136,596 to $326,958 for the three months ended June 30, 1998 from $463,554 for the three months ended June 30, 1997 due to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 2 wells for the three months ended June 30, 1998 compared to 3 wells for the three months ended June 30, 1997.

         For the three months ended June 30, 1998, well operating, transportation and other revenues decreased $24,572 (6%) compared to the three months ended June 30, 1997. An increase in well operating revenue was offset by decreases in revenue from transportation, gas marketing, compression and third party gas sales. With the Kelt acquisition the Company obtained 16 compressors with several units not currently being utilized. The Company intends to utilize these units by replacing compressors which are being rented from third parties.

EXPENSES

         Oil and gas production expenses increased $332,023 for the three months ended June 30, 1998 compared to June 30, 1997 due primarily to the Kelt Acquisition. The Company is in the process of integrating various functions of their field operations between their existing operations and Kelt's operations. Also, the Company acquired service rigs, water trucks, and other oilfield equipment which it intends to use in its operations to increase production and reduce operating expenses.

         Drilling costs for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 increased $21,312. This increase between comparable periods was due to a higher overhead allocation for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

         Interest expense increased $186,366 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This increase was associated with an increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt Acquisition.

         Income from operations for the three months ended June 30, 1998 remained relatively constant between the periods presented. The Company's net income decreased from $75,991 for the three months ended June 30, 1997 to a net loss of $96,498 for the three months ended June 30, 1998. The above mentioned decrease in net income was primarily a result of the increased interest expense related to the Kelt Acquisition.

INFLATION AND CHANGES IN PRICES

         The Company received an average price of $12.58 and $16.86 per barrel for the three months ended June 30, 1998 and 1997, respectively, and $2.55 and $2.28 per Mcf for natural gas for the three months ended June 30, 1998 and 1997, respectively. On average, natural gas prices increased $0.09/Mcf for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 based on major price indices used in the Appalachian Basin (TCO and CNG indices). However, the Company experienced a $0.27/Mcf increase for its natural gas during this period. The increase the Company received can be attributed to a change in marketing strategy as follows: (1) aggressively target small to medium-sized commercial end-users, (2) balancing the remainder of the Company's gas prices between spot Appalachian based prices and Nymex based prices. This strategy allows the Company the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. In addition, the Company committed just over 50% of its natural gas production for one year for the price of $2.855. This further minimizes the Company's exposure to negative fluctuations in the spot market. While the costs of operations have been and may continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $1,783,000 at June 30, 1998 compared to $782,000 at March 31, 1998. The increase of $1,001,000 in working capital from June 30, 1998 reflects the Company's increase in certain current assets including prepaid royalties and the increase in the Company's trade receivables associated with the Kelt Acquisition. As of June 30, 1998, the Company had $24,027,635 outstanding under its Credit Facility. North Coast's current ratio was 1.86 to 1.0 at June 30, 1998 and 1.32 to 1.0 at March 31, 1998.

         The following table summarizes the Company's financial position at March 31, 1998 and June 30, 1998:

(Amounts in Thousands)                                    March 31, 1998             June 30, 1998
                                                          --------------            -------------
                                                       Amount          %          Amount          %
                                                       ------          -          ------          -

Working capital                                      $     782            4%    $   1,783            5%
Property and equipment (net)                            18,789           95%       34,605           91%
Other                                                      275            1%        1,704            4%
                                                     ---------    ---------     ---------    ---------
   Total                                             $  19,846          100%    $  38,092          100%
                                                     =========    =========     =========    =========

Long-term debt                                       $   7,171           36%    $  24,641           65%
Deferred income taxes and other liabilities                336            2%        1,235            3%
Stockholders' equity                                    12,339           62%       12,216           32%
                                                     ---------    ---------     ---------    ---------
   Total                                             $  19,846          100%    $  38,092          100%
                                                     =========    =========     =========    =========

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 1997 and 1998:


                                                                                     Three Months Ended June 30,
                                                                                     ---------------------------
(Amounts in Thousands)                                                            1997                          1998
----------------------                                                            ----                          ----
                                                                          Amount             %        Amount            %
                                                                          ------             -        ------            -

Net cash used by operating activities                                     $   (264)         (28)%    $ (1,238)          (7)%
Net cash used for investing activities                                        (221)         (23)%     (16,326)         (91)%
Net cash provided (used) by financing activities                               (96)         (10)%      17,288           96%
                                                                          --------     --------      --------     --------
Increase in cash and equivalents                                          $   (581)         (61)%    $   (276)          (2)%
                                                                          ========     ========      ========     ========


        Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

        As the above table indicates, the Company's cash used by operating activities increased approximately $974,000 for the three months ended June 30, 1998 compared to the period ended June 30, 1997. This increase for the current period reflects the cost of the recent acquisition coupled with the typical delay in cash flow from production related to the Kelt Acquisition.

         Net cash used for investing activities increased to approximately $16,236,000 for the three months ended June 30, 1998 from approximately $221,000 for the three months ended June 30, 1997. The increase was primarily due to the Kelt Acquisition. The Kelt Acquisition included approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The addition of the service rigs and equipment will allow the Company to generate additional revenues by servicing the Company's wholly owned wells at a reduced cost and by servicing Drilling Program wells which would generate revenue for the Company. The Company, however, is in the process of reviewing the equipment purchased to determine if all the equipment will be utilized by the Company or whether certain equipment will be sold.

        Net cash from financing activities increased approximately $17,384,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This increase reflects the Company's borrowings under its credit facility to finance the Kelt Acquisition.

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998 ("Credit Agreement") expands the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement calls for payments to reduce the Credit Facility to $20 million by July 1, 1999 if NUON International bv, the Company's largest stockholder, does not exercise its option to purchase an additional $5 million in common stock by September 4, 1998. The Credit Agreement also provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($245,000 at June 30, 1998), as defined. The expansion of the Credit Agreement required a payment of an agency fee which equaled 1.5% of the additional amount available along with a corresponding 0.25% decrease in the interest rate on the amount outstanding and 1/2% commitment fee on amounts not borrowed up to the available line. At June 30, 1998, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 1998 were $727,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1998 financial statements). The Credit Facility provides that the payment of dividends with respect to the Common Stock of the Company is prohibited. As of June 30, 1998, the Company had $24,027,635 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus .75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 1, 1999.

        The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition, at June 30, 1998, the Company had approximately $50,589 outstanding under a mortgage note payable. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered into a mortgage note on May 13, 1996 for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at June 30, 1998 was $502,599.

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

         The Company acquired certain assets and assumed certain obligations of Kelt Ohio, Inc.,("Kelt") headquartered in Cambridge, Ohio. The Kelt Acquisition was made pursuant to a Purchase and Sale Agreement dated April 8, 1998 as amended May 12, 1998. The purchase price for the acquired assets was approximately $16 million. The acquired assets include approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The Company funded the acquisition using cash and an increase in its existing line of credit. Approximately $15 million of the total purchase price was financed under a recently expanded credit facility with the remaining amount paid in cash.

        Management of the Company believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility and the expected funds to be received from NUON, will be sufficient to fund the Company's operations and meet debt service requirements through fiscal 1999.

         In the event that available borrowings under the Credit Facility are not sufficient, NUON does not exercise its option to purchase additional Common Stock or additional financing cannot be obtained, the Company would need to conserve cash resources. In order to accomplish this objective, the Company believes that it would be necessary to take various actions, including reducing the amount of capital raised in future Drilling Programs, the introduction of additional cost cutting measures and the possible sale of certain assets. Management of the Company believes that measures of this type may have a material adverse effect on the Company.

YEAR 2000

         The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun and the Company anticipates completion of testing or replacement of systems by the end of fiscal 1999. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors will be approximately $60,000 and will be expended primarily in fiscal 1999. In addition, the Company has discussed with its vendors and customers the need to be 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers, and the Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which may require the Company to report certain information about operating segments including product, services and geographical areas. SFAS No. 131 is required to be adopted for financial statements with fiscal years beginning after December 15, 1997. The Company believes that there is no material impact from the adoption of this standard.

 FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the ability of the Company to integrate their existing field operations with that of their recently acquired operations, the ability to utilize the new service and production equipment purchased, the amount of funds raised in the fiscal 1999 Drilling Programs, and the ability to locate productive oil and gas prospects for development by the Company.

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

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).  Exhibits

         11.1     Computation of Earnings per Common Share.

         27.1     Financial Data Schedule*

         b).      Reports on Form 8-K:

                  The Company's current report on Form 8-K dated June 12, 1998 as amended by Form 8-K/A dated July 14, 1998.

*Exhibit 27.1 furnished for Security and Exchange purposes only.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH COAST ENERGY, INC.


August 14, 1998                    /s/ Charles M. Lombardy, Jr.
                                   --------------------------------------------
                                   Charles M. Lombardy, Jr.
                                   Chief Executive Officer and Director


August 14, 1998                    /s/ Tim Wagers
                                   --------------------------------------------
                                   Tim Wagers
                                   Principal Accounting and Financial Officer