Form 10-Q
period 1998-09-30
NORTH COAST ENERGY INC / DE/
filed 1998-11-16
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                  Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                            Outstanding at November 12, 1998
----------------------------                --------------------------------
Common Stock, $.01 par value                           22,757,168

                            NORTH COAST ENERGY, INC.

                                                                                                    Page No.
                                                                                                    --------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
     March 31, 1998 (Audited) and September 30, 1998 (Unaudited)                                        2

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 1997 and 1998                                     4

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 1997 and 1998                                               6

Unaudited Notes to Consolidated Financial Statements                                                    8

Management's Discussion and Analysis of Financial Condition and Results of Operations                  13


PART II - OTHER INFORMATION                                                                            20



                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 and SEPTEMBER 30, 1998

                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                March 31,       September 30,
                                                               ------------     -------------
                                                                  1998              1998
CURRENT ASSETS:
   Cash and equivalents                                        $  1,578,984      $  3,330,079
   Accounts receivable-
     Trade, net                                                   1,311,714         2,099,529
     Affiliates                                                      96,011            99,110
   Inventories                                                      189,223           159,008
   Deferred income taxes                                             26,000            26,000
   Refundable income taxes                                           38,000            38,000
   Other, net                                                         8,057           122,259
                                                               ------------      ------------
         Total current assets                                     3,247,989         5,873,985
                                                               ------------      ------------
PROPERTY AND EQUIPMENT, at cost:
   Land                                                              93,437            93,437
   Oil and gas properties (successful efforts)                   25,754,748        39,788,193
   Pipelines                                                      4,380,772         6,409,308
   Vehicles                                                         420,026         1,267,491
   Furniture and fixtures                                           508,417           586,262
   Buildings and improvements                                       786,689           796,037
                                                               ------------      ------------
                                                                 31,944,089        48,940,728
   Less- Accumulated depreciation, depletion, amortization
     and impairment                                             (13,155,288)      (14,153,492)
                                                               ------------      ------------
                                                                 18,788,801        34,787,236
OTHER ASSETS, net                                                   274,726         1,727,771
                                                               ------------      ------------

                                                               $ 22,311,516      $ 42,388,992
                                                               ============      ============




   The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 and SEPTEMBER 30, 1998

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                   March 31, 1998    September 30,
                                                                                        1998             1998
                                                                                   --------------    -------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                                $     88,300      $     72,300
   Accounts payable                                                                    1,824,740         1,940,213
   Accrued expenses                                                                      250,073           374,352
   Billings in excess of costs on uncompleted contracts                                  302,881              --
                                                                                    ------------      ------------
         Total current liabilities                                                     2,465,994         2,386,865
                                                                                    ------------      ------------
LONG-TERM DEBT, net of current portion                                                 7,171,035        21,672,473

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                              335,200         1,235,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 75,481 and 74,491 issued and outstanding
     (aggregate liquidation value of $754,810 and $744,910, respectively)                    755               745
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 268,264 and 233,864 issued and outstanding (aggregate liquidation value $2,682,640 and $2,338,640,
     respectively)                                                                         2,683             2,339
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                 --                --
   Common stock, par value $.01 per share; 40,000,000 shares
     authorized; 16,612,931 and 22,757,168 issued and outstanding                        166,129           227,572
   Additional paid-in capital                                                         16,859,237        21,723,150
   Retained deficit                                                                   (4,689,517)       (4,859,352)
                                                                                    ------------      ------------
         Total stockholders' equity                                                   12,339,287        17,094,454
                                                                                    ============      ============
                                                                                    $ 22,311,516      $ 42,388,992
                                                                                    ============      ============







   The accompanying notes are an integral part of these consolidated balance sheets.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended September 30, 1997 and 1998

                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                              ----------------------------      ----------------------------
                                                 1997             1998             1997             1998
                                              -----------      -----------      -----------      -----------
REVENUE:
 Oil and gas production                       $   671,074      $ 1,862,691      $ 1,415,124      $ 3,427,603
 Drilling revenues                                275,000             --            738,554          326,958
 Well operating, transportation and other         394,424          530,355          823,052          934,411
 Administrative and agency fees                   213,162          208,276          426,425          418,408
                                              -----------      -----------      -----------      -----------
                                                1,553,660        2,601,322        3,403,155        5,107,380
COSTS AND EXPENSES:
 Oil and gas production expenses                  202,641          634,897          432,882        1,197,161
 Drilling costs                                   255,938          176,611          629,803          571,788
 Oil and gas operations                           163,167          196,527          305,661          445,397
 General and administrative expenses              569,220          567,013        1,047,880        1,011,139
 Depreciation, depletion, amortization,
   impairment and other                           258,700          494,545          552,242        1,012,472
 Abandonment of oil and gas properties               --               --              3,039             --
                                              -----------      -----------      -----------      -----------
                                                1,449,666        2,069,593        2,971,507        4,237,957
                                              -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                            103,994          531,729          431,648          869,423
                                              -----------      -----------      -----------      -----------
OTHER INCOME
 Interest                                          13,377           28,607           26,293           45,676
 Other                                               --              1,203               62            2,354
 Gain (loss) on sale of property
   and equipment                                     --             (1,964)           1,897           (2,472)
                                              -----------      -----------      -----------      -----------
                                                   13,377           27,846           28,252           45,558
                                              -----------      -----------      -----------      -----------
OTHER EXPENSE
 Interest                                         239,053          547,615          504,591          999,519
                                              -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                (121,682)          11,960          (44,691)         (84,538)

CREDIT FOR INCOME TAXES:
 Current                                           (1,000)            --               --               --
 Deferred                                            --               --               --               --
                                              -----------      -----------      -----------      -----------
                                                   (1,000)            --               --               --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $  (120,682)     $    11,960      $   (44,691)     $   (84,538)
                                              ===========      ===========      ===========      ===========




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                For The Periods Ended September 30, 1997 and 1998

                                   (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                  -------------------------     ---------------------------
                                                     1997           1998           1997             1998
                                                  ----------     ----------     ----------     ------------
NET LOSS, applicable to common stock
  (after preferred stock dividends paid or in
  arrears of $67,066 and $58,466 for the
  three months ended September 30, 1997
  and 1998; and $134,132 and $125,532 for
  the six months ended September 30, 1997
  and 1998)                                       $ (187,748)    $  (46,506)    $ (178,823)    $   (210,070)
                                                  ==========     ==========     ==========     ============
NET LOSS PER SHARE
  (basic and diluted)                             $     (.02)    $     (.00)    $     (.02)    $       (.01)
                                                  ==========     ==========     ==========     ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     12,481,962     16,866,434     11,631,810       16,742,269
                                                  ==========     ==========     ==========     ============




    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Six Months Ended September 30, 1997 and 1998

                                   (Unaudited)

                                                                      1997              1998
                                                                   -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                          $   (44,691)     $    (84,538)
 Adjustments to reconcile net loss
  to cash used by operating activities-
   Depreciation, depletion, amortization, impairment and other         552,242         1,012,472
   Abandonment of oil and gas properties                                 3,039              --
   (Gain) loss on sale of property and equipment                        (1,897)            2,472
   Change in:
    Accounts receivable                                                 82,888          (790,914)
    Other current assets                                                96,918           (83,987)
    Other assets                                                        (6,462)       (1,309,922)
    Accounts payable                                                  (326,084)          115,473
    Other liabilities                                                     --             900,000
    Accrued expenses                                                    21,447           124,279
    Billings in excess of costs on uncompleted contracts              (469,361)         (302,881)
                                                                   -----------      ------------
    Total adjustments                                                  (47,270)         (333,008)
                                                                   -----------      ------------
    Net cash used by operating activities                              (91,961)         (417,546)
                                                                   -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (461,472)      (17,006,505)
 Proceeds on sale of property and equipment                              2,000              --
                                                                   -----------      ------------
    Net cash used for investing activities                            (459,472)      (17,006,505)
                                                                   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                             (87,161)             --
 Borrowings under revolving credit facility                            200,000        17,962,370
 Payments on long-term debt                                         (1,508,776)          (50,188)
 Repayments of borrowings under revolving  credit facility          (2,840,000)       (3,500,000)
 Cash paid for deferred financing cost                                    --            (150,000)
 Proceeds from issuance of long-term debt                                 --              73,256
 Net proceeds from the issuance of Common Stock                      4,772,633         4,925,000
  Distributions and dividends                                          (67,066)          (85,292)
                                                                   -----------      ------------
    Net cash provided by financing activities                          469,630        19,175,146
                                                                   -----------      ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (81,803)        1,751,095





    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Six Months Ended September 30, 1997 and 1998

                                   (Unaudited)

                                                           1997           1998
                                                           ----           ----
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             $1,503,278     $1,578,984
                                                        ----------     ----------
CASH AND EQUIVALENTS AT END OF PERIOD                   $1,421,475     $3,330,079
                                                        ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for -
    Interest                                            $  411,731     $  885,569
    Income taxes                                        $   11,049     $   58,017

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                              $     --       $   73,256

Accounts payable incurred for the
 purchase of property and equipment                     $   13,347     $     --

Common Stock issued for Director fees                   $   25,582     $     --

Accounts payable from interest on
 long-term debt                                         $     --       $  155,799




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

Note 2.  Long-Term Debt

          Long-term debt consists of the following:

                                                                            March 31, 1998      September 30, 1998
                                                                            --------------      ------------------
             Revolving credit notes payable - bank                            $6,565,265          $ 21,027,635

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.                 52,571                48,518

             Mortgage note payable to a bank, secured by land and a
             building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58%).                               507,404               497,808

             Various installment notes payable, in aggregate monthly
             installments (including interest of $6,860 at March 31,
             1998 and $9,031 at September 30, 1998).                               134,095             170,812
                                                                                ----------         -----------
                                                                                 7,259,335          21,744,773
             Less current portion                                                   88,300              72,300
                                                                                ----------        ------------
                                                                                $7,171,035        $ 21,672,473
                                                                                ==========        ============


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

        On February 9, 1998, the Company entered into an agreement with ING (US) Capital Corporation to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at September 30, 1998), as defined. At September 30, 1998, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at September 30, 1998 were $3,822,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 1, 1999. The Bank is currently performing its semi-annual borrowing base review, and preliminary discussions indicate that the Company's Credit Facility will be continued without payment of principal until January 1, 2001. Therefore, the debt has been reflected in the financial statements as long-term.

        Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 10% and 8.25% at September 30, 1997 and September 30, 1998, respectively. The agreement requires the company to pay a commitment fee of .5% on the unused amount of the available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at September 30, 1998.

        The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                             March 31,                  September 30,
                                                               1998                          1998
                                                               ----                          ----
               Billings on uncompleted contracts            $ 335,920                     $        -
               Costs incurred on uncompleted contracts         33,039                              -
                                                             --------                     ----------
                                                            $ 302,881                     $        -
                                                              =======                     ==========

         At September 30, 1998, all contracts were completed.

Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At September 30, 1998, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $118,000 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends

         On September 30, 1998, the Company paid a dividend of $58,466 on the cumulative convertible Series B preferred stock. For purposes of computing earnings per share for the six months ended September 30, 1998, dividends paid and in arrears on the cumulative convertible Series B preferred stock were $125,532. Cumulative dividends in arrears on the cumulative convertible Series B preferred stock are $375,570 at September 30, 1998.

Note 6.  Sale of Common Stock

          On September 29, 1998 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by September 30, 1999. By exercising their option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock with the ability of NUON to appoint additional directors at the Company's next Annual Meeting.

         A portion of the proceeds from the sale of Common Stock was utilized to reduce the amount outstanding under the Company's Credit Facility with the remaining proceeds being used for working capital purposes.

Note 7.  Acquisition of Kelt Ohio, Inc.

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

         The accompanying unaudited pro forma financial information gives effect to the Kelt Ohio Acquisition and the related financing in May 1998 for approximately $16 million. The unaudited pro forma operating results were prepared as if both the Kelt Ohio Acquisition and the sale of Common Stock to NUON had occurred at April 1, 1997.

                                                                                         September 30, 1997
                                                                                              Pro Forma
                                                                                             (unaudited)
                                                                                             -----------
                TOTAL REVENUES                                                               $5,781,140

                COSTS AND EXPENSES                                                            4,529,154

                INCOME FROM OPERATIONS                                                        1,251,986

                OTHER EXPENSES                                                                1,308,967

                NET LOSS                                                                    $   (56,981)
                                                                                            ===========



                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

     Note 7.      Acquisition of Kelt Ohio, Inc. (continued)

                NET LOSS, applicable to common stock (after preferred stock
                   dividends paid or in arrears of $134,132)                                 $  (191,113)
                                                                                             ===========

                BASIC AND DILUTED EARNINGS, per common share                                 $     (0.01)
                                                                                             ===========

                WEIGHTED AVERAGE SHARES, outstanding                                          16,499,595
                                                                                             ===========

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

         The following table is a review of the results of operations of the Company for the six months ended September 30, 1997 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                        Three Months        Six Months
                                                           Ended               Ended
                                                        September 30,       September 30,
                                                       1997      1998      1997       1998
                                                       ----       ---      ----       ----
Revenues:
   Oil and gas production                                42%       71%       41%        67%
   Drilling revenues                                     18         0        22          6
   Well operating, transportation and other              25        20        24         18
   Administrative and agency fees                        14         8        12          8
   Other                                                  1         1         1          1
                                                       ----       ---      ----       ----
           Total Revenues                               100%      100%      100%       100%
                                                       ----       ---      ----       ----
Expenses:
   Oil and gas production expenses                       13%       24%       13%        23%
   Drilling costs                                        16         7        18         11
   Oil and gas operations                                11         7         9          9
   General and administrative expenses                   36        22        30         20
   Depreciation, depletion, amortization and other       17        19        16         20
   Abandonment of oil and gas properties                  0         0         0          0
   Provision for taxes on income                          0         0         0          0
   Other                                                 15        21        15         19
                                                       ----       ---      ----       ----
         Total Expenses                                 108%      100%      101%       102%
                                                       ----       ---      ----       ----
Net Income                                               (8)%       0%       (1)%       (2)%
                                                       ====       ===      ====       ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and six months ended September 30, 1997 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998 TO SIX MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

         Oil and gas production revenues increased $2,012,479 (142%) to $3,427,603 for the six months ended September 30, 1998 compared to $1,415,124 for the prior corresponding period. This increase in oil and gas revenue is due to the increase of production related to approximately 700 producing oil and gas properties acquired from Kelt Ohio, Inc. ("Kelt Acquisition", "Kelt"). The sale of gas production from the Kelt wells was contracted with a third party at a 4% higher price than its previous contract on June 15, 1998, for a period of one year.

Management believes that the value of this contract will compose approximately 50% of the Company's oil and gas revenue during the contract period. The Company received an average price of $11.32 and $17.53 per barrel of oil for the six months ended September 30, 1998 and 1997, respectively, and $2.59 and $2.30 per Mcf for natural gas for the six months ended September 30, 1998 and 1997, respectively.

            Drilling revenues for the period decreased by $411,596 to $326,958 for the six months ended September 30, 1998 from $738,554 for the six months ended September 30, 1997 due to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 2 wells for the six months ended September 30, 1998 compared to 4 wells for the six months ended September 30, 1997.

         For the six months ended September 30, 1998, well operating, transportation and other revenues increased $111,359 (14%) compared to the six months ended September 30, 1997. A third party sale of $64,000 coupled with increases in transportation and well operating revenues contributed to the increase for the six months ended September 30, 1998 compared to the six months ended September 30, 1997.

EXPENSES

         Oil and gas production expenses increased to $1,197,161 for the six months ended September 30, 1998 from $432,882 for the six months ended September 30, 1997 primarily due to the Kelt Acquisition.

         Drilling costs for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 decreased $58,015 (9%). This decrease between comparable periods was due to the fewer number of wells drilled during the six months ended September 30, 1998 compared to the six months ended September 30, 1997. However, the overall decrease was offset by a higher per well overhead allocation the Company experienced during the six months ended September 30, 1998 compared to the six months ended September 30, 1997.

         Oil and gas operations expenses increased $139,736 (46%) for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. This increase was primarily due to increased costs arising from the Kelt Acquisition as well as an increase in gas purchases related to unaffiliated third party gas sales for the six months ended September 30, 1998 compared to the six months ended September 30, 1997.

         Interest expense increased to $999,519 for the six months ended September 30, 1998 from $504,591 for the prior corresponding period. This increase reflects the increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt Acquisition.

         Income from operations for the six months ended September 30, 1998 increased to $869,423 from $431,648 for the six months ended September 30, 1997. The increase in income from operations was primarily due to the Kelt Acquisition. The Company's net loss increased from $44,691 for the six months ended September 30, 1997 to $84,538 for the six months ended September 30, 1998. The increase in the net loss was primarily a result of the increased interest expense related to the Kelt Acquisition.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUE

         Oil and gas production revenues for the three months ended September 30, 1998 increased $1,191,617 (178%) to $1,862,691 compared to $671,074 for the prior corresponding period. The primary reason for the increase in oil and gas production revenues was the acquisition of Kelt on April 8, 1998. The Company received an average price of $11.01 and $18.10 per barrel of oil for the three months ended September 30, 1998 and 1997, respectively, and $2.63 and $2.33 per Mcf for natural gas for the three months ended September 30, 1998 and 1997, respectively.

         The Company did not complete nor did it recognize revenue on the drilling of any wells for the three months ended September 30, 1998, compared to two wells for the three months ended September 30, 1997. The

Company did complete three wells that were drilled by Kelt and the Company drilled and completed two wells that it owns a 100% working interest. The Company capitalizes the entire cost of drilling wells it owns a 100% working interest in to proved properties, and in turn does not recognize any of the drilling income normally recognized on wells funded by the Drilling Programs.

         Revenues generated from well operating, transportation and other increased $135,931 (34%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was due to an increase in well operating, and transportation revenues as well as unaffiliated third party gas sales of $64,000.

EXPENSES

         Oil and gas production expenses increased to $634,897 for the three months ended September 30, 1998 compared to September 30, 1997 primarily due to the Kelt Acquisition.

         Drilling costs for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 decreased $79,327. This decrease between comparable periods was due to the fewer number of wells drilled during the period. Drilling costs were incurred during the period even though there was no income recognized on any of the wells drilled by the Company because of overhead allocated towards drilling. Management anticipates that a Drilling Program will be formed and that partnership wells as well as additional corporate wells will be drilled during fiscal year 1999. Therefore, the Company will continue to allocate overhead to drilling costs as prospects continue to be evaluated for future wells.

         Oil and gas operations expenses increased $33,630 (20%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was due to the increase in gas purchases related to unaffiliated third party gas sales for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

         Interest expense increased $308,562 for the three months ended September 30, 1998 compared to $239,053 for the three months ended September 30, 1997. This increase reflects the increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt Acquisition.

         For the three months ended September 30, 1998 income from operations increased $427,735 to $531,729 compared to $103,994 for the three months ended September 30, 1997. Net income for the three months ended September 30, 1998 increased $132,642 from a net loss of $120,682 for the three months ended September 30, 1997 primarily due to an increase in oil and gas production revenues for the quarter.

INFLATION AND CHANGES IN PRICES

         The Company received an average price of $11.32 and $17.53 per barrel for the six months ended September 30, 1998 and 1997, respectively, and $2.59 and $2.30 per Mcf for natural gas for the six months ended September 30, 1998 and 1997, respectively. On average, natural gas prices decreased $0.121/Mcf for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 based on major price indices used in the Appalachian Basin (TCO and CNG indices). However, the Company experienced a $0.29/Mcf increase for its natural gas during this period. The increase can be attributed to the Company continuing its marketing strategy of targeting small to medium sized commercial end users and balancing the remainder of its gas between spot Appalachian prices, Nymex based contracts and fixed price contracts. This strategy allows the Company the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. In addition, the Company committed just over 50% of its natural gas production for one year for the price of $2.855. This further minimizes the Company's exposure to negative fluctuations in the spot market which have recently been experienced industry-wide due to a surplus in storage during the summer months. Storage figures reached record levels by the end of the summer. While the costs of operations have been and may continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $3,487,000 at September 30, 1998 compared to $782,000 at March 31, 1998. The increase of $2,705,000 in working capital from September 30, 1998 reflects the funds received from NUON when it exercised its option to purchase $5 million of the Company's Common Stock on September 29, 1998. The Company has also drilled several wells using its drilling rig acquired in the Kelt Acquisition. The Company intends to invest in both corporately owned wells and in Drilling Programs. As of September 30, 1998, the Company had $21,027,635 outstanding under its Credit Facility. North Coast's current ratio was 2.46 to 1.0 at September 30, 1998 and 1.32 to 1.0 at March 31, 1998.

         The following table summarizes the Company's financial position at March 31, 1998 and September 30, 1998:

(Amounts in Thousands)                         March 31, 1998       September 30, 1998
                                               --------------       ------------------
                                               Amount       %       Amount         %
                                               -------     ---      -------      ------
Working capital                                $   782       4%     $ 3,487           9%
Property and equipment (net)                    18,789      95%      34,787          87%
Other                                              275       1%       1,728           4%
                                               -------     ---      -------      ------
   Total                                       $19,846     100%     $40,002         100%
                                               =======     ===      =======      ======
Long-term debt                                 $ 7,171      36%     $21,673          54%
Deferred income taxes and other liabilites         336       2%       1,235           3%
Stockholders' equity                            12,339      62%      17,094          43%
                                               -------     ---      -------      ------
   Total                                       $19,846     100%     $40,002         100%
                                               =======     ===      =======      ======

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 1998 and 1997:

                                                                           Six Months Ended September 30,
                                                                          -------------------------------
(Amounts in Thousands)                                            1997                        1998
                                                                  ----                        ----
                                                                 Amount             %        Amount             %
Net cash used by operating activities                             $    (92)        (9)%      $    (418)        (2)%
Net cash used for investing activities                                (459)       (43)%        (17,006)       (84)%
Net cash provided by financing activities                              469         44%          19,175         95%
                                                                   -------         --        ---------         --

Increase (decrease) in cash and equivalents                        $   (82)        (8)%      $   1,751          9%
                                                                   =======         ==        =========         ==

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash used by operating activities increased approximately $326,000 for the six months ended September 30, 1998 compared to the period ended September 30, 1997. This increase reflects the working capital changes in accounts receivable and other current assets. A certain amount of working capital was utilized to fund the operations of the 700 producing wells for a 60 to 90 day period until the revenue on those wells are collected. Also, the Company recorded other assets of approximately $1,000,000 in connection with the Kelt Acquisition, which represents the net present value of approximately $4,000,000 of prepaid well royalties.

         Net cash used for investing activities increased to approximately $17,006,000 for the six months ended September 30, 1998 from approximately $459,000 for the six months ended September 30, 1997. The increase was primarily due to the Kelt Acquisition. The Kelt Acquisition included approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The addition of the service rigs and equipment will allow the Company to generate additional revenues by servicing the Company's wholly owned wells at a reduced cost and by servicing Drilling Program wells which would generate revenue for the Company. The purchase of property and equipment also reflects the completion of three corporately owned wells and the drilling of two corporately owned wells during the six months September 30, 1998.

         Net cash from financing activities increased approximately $18,706,000 for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. This increase reflects the Company's borrowings under its credit facility to finance the Kelt Acquisition. Also reflected is the receipt of $5 million from NUON on September 29, 1998 for the issuance of Common Stock of the Company and the subsequent payment of a portion of the Company's Credit Facility.

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998 ("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at September 30, 1998), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At September 30, 1998, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at September 30, 1998 were $3,822,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1998 financial statements). The Credit Facility provides that the payment of dividends with respect to the Common Stock of the Company is prohibited. As of September 30, 1998, the Company had $21,027,635 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus .75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 1, 1999.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition, at September 30, 1998, the Company had approximately $48,518 outstanding under a mortgage note payable for their facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996 for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at September 30, 1998 was $497,808.

         On September 29,1998 the Company sold an additional 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. By exercising their option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock with the ability of NUON to appoint additional directors at the Company" next Annual Meeting. The Company also issued 134,000 warrants representing the right of the holder to purchase one share of Common Stock for $0.875 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, NUON may purchase an additional 5,747,127 shares of Common Stock by September 30, 1999. The Company is also obligated to issue 134,000 warrants when NUON purchases an additional 5,747,127 shares. The additional warrants represent the right to purchase one share of Common Stock for $0.875 per share.

         The Company acquired certain assets and assumed certain obligations of Kelt Ohio, Inc., ("Kelt") headquartered in Cambridge, Ohio. The Kelt Acquisition was made pursuant to a Purchase and Sale Agreement dated April 8, 1998 as amended May 12, 1998. The purchase price for the acquired assets was approximately $16 million. The acquired assets include approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The Company funded the acquisition using cash and an increase in its existing line of credit. Approximately $15 million of the total purchase price was financed under an expanded credit facility with the remaining amount paid in cash.

         Management of the Company believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility will be sufficient to fund the Company's operations and meet debt service requirements through fiscal 1999.

YEAR 2000

         The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun and the Company anticipates completion of testing or replacement of systems by the end of fiscal 1999. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors will be approximately $60,000 and has been expended primarily in the first two quarters of fiscal 1999. In addition, the Company has discussed with its vendors and customers the need to be 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers, and the Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).  Exhibits

         27.1     Financial Data Schedule*

         b).      Reports on Form 8-K:

                  The Company's current reports on Form 8-K/A dated July 14, 1998 amending Form 8-K dated June 12, 1998.

*Exhibit 27.1 furnished for Security and Exchange purposes only.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTH COAST ENERGY, INC.

November 13, 1998               /s/ Charles M. Lombardy, Jr.
                                -------------------------------------------
                                Charles M. Lombardy, Jr.
                                Chief Executive Officer and Director

November 13, 1998               /s/ Tim Wagers
                                -------------------------------------------
                                Tim Wagers
                                Principal Accounting and Financial Officer