Form 10-Q
period 1998-12-31
NORTH COAST ENERGY INC / DE/
filed 1999-02-16
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

            __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

COMMISSION FILE NUMBER 0-18691

                            NORTH COAST ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                                34-1594000
(State of Incorporation)                                    I.R.S. (Employer
                                                           Identification No.)
           1993 CASE PARKWAY
            TWINSBURG, OHIO                                    44087-2343
 Address of principal executive offices)                       (Zip Code)

Registrants' telephone number, including area code:  (330) 425-2330

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

                                 Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                              Outstanding at February 9, 1999
          -----                              -------------------------------
Common Stock, $.01 par value                            22,782,518

                            NORTH COAST ENERGY, INC.


                                                                          Page No.
                                                                          --------
PART I  - FINANCIAL INFORMATION
Consolidated Balance Sheets -
     March 31, 1998 (Audited) and December 31, 1998 (Unaudited)               2

Unaudited Consolidated Statements of Operations -
     For the Three and Nine Months Ended December 31, 1997 and 1998           4

Unaudited Consolidated Statements of Cash Flows -
     For the Nine Months Ended December 31, 1997 and 1998                     6

Unaudited Notes to Consolidated Financial Statements                          8

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               13


PART II - OTHER INFORMATION                                                  20

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and December 31, 1998

                                   (Unaudited)

                                     ASSETS
                                     ------

                                                              March 31,      December 31,
                                                                 1998            1998
                                                             ------------    ------------
CURRENT ASSETS:
   Cash and equivalents                                      $  1,578,984    $  3,317,579
   Accounts receivable-
     Trade, net                                                 1,311,714       2,635,164
     Affiliates                                                    96,011          96,124
   Inventories                                                    189,223         176,669
   Deferred income taxes                                           26,000          26,000
   Refundable income taxes                                         38,000          38,000
   Other, net                                                       8,057         100,283
                                                             ------------    ------------

         Total current assets                                   3,247,989       6,389,819
                                                             ------------    ------------



PROPERTY AND EQUIPMENT, at cost:
   Land                                                            93,437          93,437
   Oil and gas properties (successful efforts)                 25,754,748      41,328,141
   Pipelines                                                    4,380,772       6,446,056
   Vehicles                                                       420,026       1,301,983
   Furniture and fixtures                                         508,417         600,385
   Buildings and improvements                                     786,689         796,037
                                                             ------------    ------------
                                                               31,944,089      50,566,039

   Less- Accumulated depreciation, depletion, amortization
     and impairment                                           (13,155,288)    (14,698,782)
                                                             ------------    ------------
                                                               18,788,801      35,867,257



OTHER ASSETS, net                                                 274,726       1,736,866
                                                             ------------    ------------


                                                             $ 22,311,516    $ 43,993,942
                                                             ============    ============



      The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and December 31, 1998

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                             March 31,     December 31,
                                                                               1998            1998
                                                                           ------------    ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                       $     88,300    $     66,700
   Accounts payable                                                           1,824,740       1,996,188
   Accrued expenses                                                             250,073         443,466
   Billings in excess of costs on uncompleted contracts                         302,881       2,211,713
                                                                           ------------    ------------

         Total current liabilities                                            2,465,994       4,718,067
                                                                           ------------    ------------

LONG-TERM DEBT, net of current portion                                        7,171,035      20,733,859

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                     335,200       1,235,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock,
     par value $.01 per share; 563,270 shares authorized;
     75,481 and 74,491 issued and outstanding
     (aggregate liquidation value of $754,810
     and $744,910, respectively)                                                    755             745
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 268,264 and 232,864 issued and outstanding (aggregate liquidation value $2,682,640 and $2,328,640,
     respectively)                                                                2,683           2,329
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                        --              --
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 16,612,931 and 22,782,518 issued and outstanding               166,129         227,825
   Additional paid-in capital                                                16,859,237      21,732,674
   Retained deficit                                                          (4,689,517)     (4,656,757)
                                                                           ------------    ------------

         Total stockholders' equity                                          12,339,287      17,306,816
                                                                           ------------    ------------
                                                                           $ 22,311,516    $ 43,993,942
                                                                           ============    ============


      The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended December 31, 1997 and 1998

                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                      1997         1998           1997           1998
                                                      ----         ----           ----           ----

REVENUE:
  Oil and gas production                          $   731,789   $ 2,202,823    $ 2,146,913   $ 5,630,426
  Drilling revenues                                   518,997          --        1,257,551       326,958
  Well operating, transportation and other            383,772       493,262      1,206,824     1,427,673
  Administrative and agency fees                      332,979       360,792        759,404       779,200
                                                  -----------   -----------    -----------   -----------
                                                    1,967,537     3,056,877      5,370,692     8,164,257
COSTS AND EXPENSES:
  Oil and gas production expenses                     192,563     1,072,629        625,445     2,269,790
  Drilling costs                                      518,417       151,351      1,148,220       723,139
  Oil and gas operations                               59,171        62,285        364,832       507,682
  General and administrative expenses                 638,628       522,936      1,686,508     1,534,075
  Depreciation, depletion, amortization,
     impairment and other                             319,406       568,572        871,648     1,581,044
  Abandonment of oil and gas properties                30,851          --           33,890          --
                                                  -----------   -----------    -----------   -----------
                                                    1,759,036     2,377,773      4,730,543     6,615,730
                                                  -----------   -----------    -----------   -----------

INCOME FROM OPERATIONS                                208,501       679,104        640,149     1,548,527
                                                  -----------   -----------    -----------   -----------

OTHER INCOME
  Interest                                             17,067        20,482         43,360        66,158
  Other                                                 3,029          (817)         3,091         1,537
  Gain (loss) on sale of property and equipment           671          (125)         2,568        (2,597)
                                                  -----------   -----------    -----------   -----------
                                                       20,767        19,540         49,019        65,098
                                                  -----------   -----------    -----------   -----------
OTHER EXPENSE
  Interest                                            165,948       437,836        670,539     1,437,355
                                                  -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                             63,320       260,808         18,629       176,270

PROVISION FOR TAXES ON INCOME
  Current                                                --            --             --            --
  Deferred                                               --            --             --            --
                                                  -----------   -----------    -----------   -----------
                                                         --            --             --            --
                                                  -----------   -----------    -----------   -----------
NET INCOME                                        $    63,320   $   260,808    $    18,629   $   176,270
                                                  ===========   ===========    ===========   ===========










      The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                For The Periods Ended December 31, 1997 and 1998

                                   (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                      1997             1998             1997           1998
                                                      ----             ----             ----           ----
  NET INCOME (LOSS), applicable to common
    stock (after preferred stock dividends
    paid or in arrears of $67,066 and
    $58,216 for the three months ended
    December 31, 1997 and 1998; and $201,198
    and $183,748 for the nine months ended
    December 31, 1997 and 1998)                        $(3,746)        $202,592        $(182,569)       $(7,478)
                                                       =======         ========        =========        =======

  NET INCOME (LOSS) PER SHARE
    (basic and diluted)                                $  (.00)        $    .01        $    (.01)       $  (.00)
                                                       =======         ========        =========        =======

WEIGHTED AVERAGE SHARES OUTSTANDING                 16,577,098       22,762,243       13,286,233     18,756,224
                                                    ==========       ==========       ==========     ==========








      The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended December 31, 1997 and 1998

                                   (Unaudited)


                                                              December 31,    December 31,
                                                                  1997            1998
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $     18,629    $    176,270
  Adjustments to reconcile net income to cash provided by
    operating activities-
     Depreciation, depletion, amortization and other               871,648       1,581,044
     Abandonment of oil and gas properties                          33,890            --
     (Gain) loss on sale of property and equipment                  (2,568)          2,597

     Change in:
       Accounts receivable                                        (287,115)     (1,323,563)
       Other current assets                                           --           (79,672)
       Other assets                                                 86,932         (15,243)
       Accounts payable                                            342,081         171,448
       Accrued expenses                                           (114,624)        193,393
       Billings in excess of costs on uncompleted contracts      1,605,255       1,908,832
                                                              ------------    ------------

       Total adjustments                                         2,535,499       2,438,836
                                                              ------------    ------------

       Net cash provided by operating activities                 2,554,128       2,615,106
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (1,179,221)    (19,058,995)
  Proceeds on sale of property and equipment                         2,000            --
                                                              ------------    ------------

       Net cash used for investing activities                   (1,177,221)    (19,058,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of accounts payable used to finance property and
    equipment additions                                            (87,161)           --
  Borrowings under revolving credit facility                       200,000      17,962,370
  Repayments of borrowings under revolving credit facility      (2,840,000)     (4,500,000)
  Net proceeds from the issuance of Common Stock                 4,726,008       4,934,768
  Payments on long-term debt                                    (1,536,386)        (79,177)
  Cash paid for deferred financing cost                               --          (150,000)
  Proceeds from issuance of long-term debt                            --           158,031
  Distributions and dividends                                      (67,066)       (143,508)
                                                              ------------    ------------
       Net cash provided by financing activities                   395,395      18,182,484

INCREASE IN CASH AND EQUIVALENTS                              $  1,772,302    $  1,738,595
                                                              ============    ============




      The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Nine Months Ended December 31, 1997 and 1998

                                   (Unaudited)


                                                                             1997        1998
                                                                             ----        ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                               $1,503,278   $1,578,984
                                                                          ----------   ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $3,275,580   $3,317,579
                                                                          ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                              $  583,137   $1,372,861
    Income taxes                                                          $   11,049   $   68,711

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase of property and equipment        $     --     $  158,031

Accounts payable incurred for the purchase of property and equipment      $     --     $     --

Accounts payable from interest incurred on long term debt                 $     --     $  106,872

Stock bonus given to employees                                            $   10,270   $    9,759

Common stock issued for Director fees                                     $   59,719   $     --




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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            51.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            43.3%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            44.4%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            48.6%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      36.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    44.4%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    36.2%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    38.5%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    37.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    32.9%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    28.3%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    37.4%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    54.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.  Summary of Accounting Policies (Continued)

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    42.0%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    38.7%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    36.7%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    37.6%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    29.4%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    32.9%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership                    22.1%
         North Coast Energy 1998-1 Appalachian Drilling Program Limited Partnership                    20.1%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.  Long-term Debt

                                                                           March 31, 1998        December 31, 1998
                                                                           --------------        -----------------
           Long-term debt consists of the following:

             Revolving credit notes payable - bank                           $ 6,565,265            $20,027,635

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.                 52,571                 46,436

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58%).                               507,404                492,913

             Various installment notes payable, in aggregate monthly
             installments (including interest) of $6,860 at March 31,
             1998, and $9,800 at December 31, 1998.                              134,095                233,575
                                                                             -----------            -----------
                                                                               7,259,335             20,800,559

             Less current portion                                                 88,300                 66,700
                                                                             -----------            -----------
                                                                             $ 7,171,035            $20,733,859
                                                                             ===========            ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

         On February 9, 1998, the Company entered into an agreement with ING
         (US) Capital Corporation to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at December 31, 1998), as defined. At December 31, 1998, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at December 31, 1998 were $4,822,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

         The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 1, 1999. The lender has performed its semi-annual borrowing base review and discussions indicate that the Company's Credit Facility will be continued without payment of principal until September 30, 2001. It is expected that an amendment to the Credit Facility will be finalized during the Company's fiscal fourth quarter, therefore, this debt has been reflected in the financial statements as long-term.

         Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 10% and 7.85% at December 31, 1997 and December 31, 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at December 31, 1998.

         The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:

                                                            March 31,                     December 31,
                                                              1998                            1998
                                                              ----                            ----
               Billings on uncompleted contracts            $ 335,920                     $ 3,359,213
               Costs incurred on uncompleted contracts         33,039                       1,147,500
                                                            ---------                     -----------
                                                            $ 302,881                     $ 2,211,713
                                                            =========                     ===========


Note 4.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At December 31, 1998, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $800,000 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends

         On December 31, 1998, the Company paid a dividend of $58,216 on the cumulative convertible Series B Preferred Stock. For purposes of computing earnings per share for the nine months ended December 31, 1998, dividends paid and in arrears on the cumulative convertible Series B Preferred Stock were $183,748. Cumulative dividends in arrears on the cumulative convertible Series B Preferred Stock are $375,570 at December 31, 1998.

Note 6.  Sale of Common Stock

         On September 29, 1998 the Company sold 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 5,747,127 shares of Common Stock by September 30, 1999. Be exercising their option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock. NUON also exercised the right to appoint two directors at the Company's December 1998 Annual Meeting.

         A portion of the proceeds from the sale of Common Stock was utilized to reduce the amount outstanding under the Company's Credit Facility with the remaining proceeds being used for working capital purposes.

Note 7.  Acquisition of Kelt Ohio, Inc.

         In May 1998, the Company acquired oil and gas properties from Kelt Ohio (the Kelt Ohio Acquisition") for a purchase price of approximately $16 million. The acquisition was accounted for as a purchase. The acquired assets include approximately 900 natural gas and oil wells, brine disposal facilities, drilling and service rigs, and natural gas compressors and gas gathering systems.

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


                                                                 December 31, 1997
                                                                     Pro Forma
                                                                    (unaudited)
                                                                 -----------------

TOTAL REVENUES                                                      $ 8,928,962

COSTS AND EXPENSES                                                    7,141,587

INCOME FROM OPERATIONS                                                1,787,375

OTHER EXPENSES                                                        1,877,103
                                                                    -----------
NET LOSS                                                            $   (89,728)
                                                                    ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 7.  Acquisition of Kelt Ohio, Inc. (continued)


NET LOSS, applicable to Common Stock (after
    Preferred Stock dividends paid or in arrears
    of $201,198)                                         $   (290,926)
                                                         =============

BASIC AND DILUTED EARNINGS, per Common Share             $      (0.02)
                                                         =============
WEIGHTED AVERAGE SHARES, outstanding                       16,546,422
                                                         =============



         The pro forma operating results do not purport to present actual operating results that would have been achieved had the acquisition and financing been made at the beginning of the period presented or to necessarily be indicative of future results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., ("North Coast", the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on the acquisition of proved developed and proved undeveloped natural gas and oil properties and on the enhancement or development of such properties by the Company or in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

         The following table is a review of the results of operations of the Company for the nine months ended December 31, 1997 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                                      Three Months               Nine Months
                                                                         Ended                      Ended
                                                                      December 31,               December 31,
                                                                    1997        1998           1997        1998
                                                                    ----        ----           ----        ----
Revenues:
   Oil and gas production                                            37%         71%            40%         68%
   Drilling revenues                                                 26           0             23           4
   Well operating, transportation and other                          19          16             22          17
   Administrative and agency fees                                    17          12             14          10
   Other                                                              1           1              1           1
                                                                    ---         ---            ---         ---
           Total Revenues                                           100%        100%           100%        100%
                                                                    ---         ---            ---         ---

Expenses:
   Oil and gas production expenses                                   10%         35%            12%         28%
   Drilling costs                                                    26           5             21           9
   Oil and gas operations                                             3           2              7           6
   General and administrative expenses                               32          17             31          19
   Depreciation, depletion, amortization and other                   16          18             16          19
   Abandonment of oil and gas properties                              2           0              1           0
   Provision for taxes on income                                      0           0              0           0
   Other                                                              8          14             12          17
                                                                    ---         ---            ---         ---
         Total Expenses                                              97%         91%           100%         98%
                                                                    ---         ---            ---         ---

Net Income                                                            3%          9%             0%          2%
                                                                      =           =              =           =

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three and nine months ended December 31, 1997 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998 TO NINE MONTHS ENDED DECEMBER 31, 1997.

REVENUES

          Oil and gas production revenues increased $3,483,513 (162%) to $5,630,426 for the nine months ended December 31, 1998 compared to $2,146,913 for the prior corresponding period. This increase in oil and gas revenue is primarily due to the increase of natural gas production related to approximately 760 producing oil and gas properties acquired from Kelt Ohio, Inc. ("Kelt"). The sale of natural gas from the Kelt wells was contracted on

June 15, 1998 for a period of one year at a price of approximately $2.85 per Mcf. Management believes that the value of this contract will compose approximately 50% of the Company's oil and gas revenue during the contract period. Approximately 60% of the Company's oil and gas revenues are derived from sales to a natural gas marketing firm. The increase in oil and gas production revenues also reflects approximately $200,000 in production revenues resulting from the Company's third quarter purchase of interests in prior Drilling Programs for approximately $435,000. The Company received an average price of $11.35 and $17.03 per barrel of oil for the nine months ended December 31, 1998 and 1997, respectively, and $2.62 and $2.45 per Mcf for natural gas for the nine months ended December 31, 1998 and 1997, respectively.

         Drilling revenues for the period decreased by $930,593 (74%) to $326,958 for the nine months ended December 31, 1998 compared to $1,257,551 for the nine months ended December 31, 1997 due to the decrease in the number of wells recognized in revenue for the period. Drilling revenues were recognized on 2 wells for the nine months ended December 31, 1998 compared to 9 wells for the nine months ended December 31, 1997. The Company raised $3,515,000 for its fiscal 1999 Drilling Program compared to $2,718,000 for its fiscal 1998 Drilling Programs. It is anticipated that the majority of the twenty-one 1999 Drilling Program wells will be drilled and completed in the Company's fourth quarter and that the associated revenue will be recognized at the end of the fiscal year.

         For the nine months ended December 31, 1998, well operating, transportation and other revenues increased $220,849 (18%) compared to the nine months ended December 31, 1997. The increase was a result of increased well operating, third party gas sales, and revenue from oilfield services and transportation fees.

EXPENSES

         Oil and gas production expenses increased to $2,269,790 for the nine months ended December 31, 1998 from $625,445 for the nine months ended December 31, 1997 primarily due to the Kelt acquisition coupled with an increase resulting from the fiscal third quarter purchase of interests in prior Drilling Programs.

         Drilling costs for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 decreased $425,081 (37%). This decrease between comparable periods was due to the fewer number of wells drilled during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. However, the overall decrease was offset by a higher per well overhead allocation the Company experienced during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. The Company continues to increase drilling expense by allocating overhead to this activity although the wells which will be recognized in income will not be drilled and completed until the fourth quarter. In September, the Company initiated an enhancement and development program focused on completing wells acquired from Kelt and the development of selective proved undeveloped reserves. The Company does not recognize revenue on these drilling development activities. At December 31, 1998, the Company had expended approximately $1 million on these activities.

         Oil and gas operations expenses increased $142,850 (39%) for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. This increase was primarily due to increased costs associated with utilization of oilfield equipment acquired from the Kelt acquisition as well as an increase in gas purchases related to unaffiliated third party gas sales for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997.

         General and administrative expense decreased $152,433 (9%) primarily as a result of a reallocation of overhead expenses related to integration of the assets acquired from Kelt.

         Interest expense increased to $1,437,355 for the nine months ended December 31, 1998 from $670,539 for the prior corresponding period. This increase reflects the increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt acquisition.

         Income from operations for the nine months ended December 31, 1998 increased to $1,548,527 from $640,149 for the nine months ended December 31, 1997. The increase in income from operations was primarily due to higher production volumes and an increased price of natural gas resulting from the Kelt acquisition. The Company's net income increased $157,641 (846%) from $18,629 for the nine months ended December 31, 1997 to $176,270 for the nine months ended December 31, 1998.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 TO THREE MONTHS ENDED DECEMBER 31, 1997.

REVENUE

         Oil and gas production revenues for the three months ended December 31, 1998 increased $1,471,034 (201%) to $2,202,823 compared to $731,789 for the prior corresponding period. The primary reason for the increase in oil and gas production revenues was the acquisition of approximately 760 producing wells acquired from Kelt on April 8, 1998 coupled with the acquisition of interests from prior Drilling Programs. The Company received an average price of $11.40 and $16.02 per barrel of oil for the three months ended December 31, 1998 and 1997, respectively, and $2.65 and $2.81 per Mcf for natural gas for the three months ended December 31, 1998 and 1997, respectively.

         The Company did not complete nor did it recognize revenue on the drilling of any wells for the three months ended December 31, 1998, compared to 4 wells for the three months ended December 31, 1997. In September, the Company initiated an enhancement and development program focused on completing wells acquired from Kelt and the development of selective proved undeveloped. The Company does not recognize revenue on these drilling development activities.

         Revenues generated from well operating, transportation and other increased $109,490 (29%) for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This increase was due to an increase in transportation revenue associated with the Kelt acquisition coupled with a slight increase in revenue from well operating.

EXPENSES

         Oil and gas production expenses increased to $1,072,629 for the three months ended December 31, 1998 from $192,563 at December 31, 1997 primarily due to the Kelt acquisition.

         Drilling costs for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 decreased $367,066 (71%). This decrease between comparable periods was due to the fewer number of wells drilled during the period. Drilling costs were incurred during the period even though there was no income recognized because of overhead allocated to drilling costs. The Company formed a fiscal 1999 Drilling Program to drill 21 wells and, therefore, the Company continued to allocate overhead to drilling costs.

         General and administrative expense decreased $115,692 (18%) primarily as a result of a reallocation of overhead expenses related to integration of the assets acquired from Kelt.

         Interest expense increased to $437,836 for the three months ended December 31, 1998 compared to $165,948 for the three months ended December 31, 1997. This increase reflects the increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt acquisition.

         For the three months ended December 31, 1998 income from operations increased $470,603 (226%) to $679,104 compared to $208,501 for the three months ended December 31, 1997. Net income for the three months ended December 31, 1998 increased $197,488 (312%) to $260,808 from $63,320 for the three months ended December 31, 1997.

INFLATION AND CHANGES IN PRICES

         The Company received an average price of $11.35 and $17.03 per barrel for the nine months ended December 31, 1998 and 1997, respectively, and $2.62 and $2.45 per Mcf for natural gas for the nine months ended December 31, 1998 and 1997, respectively. On average, natural gas prices decreased $0.397/Mcf for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 based on major price indices used in the Appalachian Basin (TCO and CNG indices). However, the Company experienced a $0.17/Mcf increase for its natural gas during this period. The increase can be attributed to the Company continuing its marketing strategy of targeting small to medium sized commercial end users and balancing the remainder of its gas between spot Appalachian prices, Nymex based contracts and fixed price contracts. This strategy allows the Company the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. In addition, the Company committed just over 50% of its natural gas production for one year for the price of $2.855. This further minimizes the Company's exposure to negative fluctuations in the spot market which have recently experienced an industry-wide decline due to a surplus in storage and above normal temperatures during the current winter months. Storage figures reached record levels by the end of the summer and continue to be well above the four year average. The Company received an average price of $11.40 and $16.02 per barrel for the three months ended December 31, 1998 and 1997, respectively, and $2.65 and $2.81 per Mcf for natural gas for the three months ended December 31, 1998 and 1997, respectively. While the costs of operations have been and may continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $1,672,000 at December 31, 1998 compared to $782,000 at March 31, 1998. The increase of $890,000 in working capital from December 31, 1998 reflects the funds received from NUON when it exercised its option to purchase $5 million of the Company's Common Stock on September 29, 1998 and the formation of the fiscal 1998 Drilling Program. The Company intends to invest in both 100% corporately owned wells and in wells owned by Drilling Programs it sponsors. As of December 31, 1998, the Company had $20,027,635 outstanding under its Credit Facility. North Coast's current ratio was 1.35 to 1.0 at December 31, 1998 and 1.32 to 1.0 at March 31, 1998.

         The following table summarizes the Company's financial position at March 31, 1998 and December 31, 1998:

(Amounts in Thousands)                          March 31, 1998         December 31, 1998
                                                --------------         -----------------
                                              Amount          %       Amount           %
                                              -------    -------      -------     -------
Working capital                               $   782          4%     $ 1,672           4%
Property and equipment (net)                   18,789         95%      35,867          91%
Other                                             275          1%       1,737           5%
                                              -------    -------      -------     -------
   Total                                      $19,846        100%     $39,276         100%
                                              =======    =======      =======     =======

                                              Amount        %      Amount         %
                                              -------   -------    -------   -------
Long-term debt                                $ 7,171        36%   $20,734        53%
Deferred income taxes and other liabilities       336         2%     1,235         3%
Stockholders' equity                           12,339        62%    17,307        44%
                                              -------   -------    -------   -------
   Total                                      $19,846       100%   $39,276       100%
                                              =======   =======    =======   =======




CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the nine months ended December 31, 1997 and 1998:

                                                     Nine Months Ended December 31,
                                                     ------------------------------
(Amounts in Thousands)                               1997                      1998
                                                     ----                      ----
                                             Amount           %        Amount          %
                                            --------     -------      --------      -------
Net cash provided by operating activities   $  2,554          86%     $  2,615           13%
Net cash used for investing activities        (1,177)        (40)%     (19,059)         (92)%
Net cash provided by financing activities        395          13%       18,183           87%
                                            --------     --------     --------      -------

Increase in cash and equivalents            $  1,772          59%     $  1,739            8%
                                            ========     ========     ========      =======

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash provided by operating activities increased remained relatively constant between the periods presented and reflects the receipt of funds from the formation of the Drilling Programs.

         Net cash used for investing activities increased to approximately $19,059,000 for the nine months ended December 31, 1998 from approximately $1,177,000 for the nine months ended December 31, 1997. The increase was primarily due to the Kelt acquisition. The Kelt acquisition included approximately 900 natural gas and oil wells and Kelt's brine disposal facilities, drilling and service rigs, natural gas compressors and gas gathering systems, and a large inventory of oilfield service equipment and supplies. The addition of the service rigs and equipment will allow the Company to realize cost savings and to generate additional revenues by servicing the Company's wholly owned wells at a reduced cost and by servicing Drilling Program wells. The Company invested approximately $1 million in drilling and development activities associated with completing wells acquired from Kelt and the development of proved undeveloped reserves.

         Net cash from financing activities increased approximately $17,788,000 for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. This increase reflects the Company's borrowings under its credit facility to finance the Kelt acquisition. Also reflected is the receipt of $5 million from NUON on September 29, 1998 for the issuance of Common Stock of the Company and the subsequent payment of a portion of the Company's Credit Facility.

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998

("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at December 31, 1998), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At December 31, 1998, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at December 31, 1998 were $4,822,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1998 financial statements). The Credit Facility provides that the payment of dividends with respect to the Common Stock of the Company is prohibited. As of December 31, 1998, the Company had $20,027,635 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus .75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 1, 1999. The lender has performed its semi-annual borrowing base review and discussions indicate that the Company's Credit Facility will be continued without payment of principal until September 30, 2001. It is expected that an amendment to the Credit Facility will be finalized during the Company's fiscal fourth quarter, therefore, this debt has been reflected in the financial statements as long-term.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition, at December 31, 1998, the Company had approximately $46,436 outstanding under a mortgage note payable for their facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996 for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at December 31, 1998 was $492,913.

         On September 29, 1998 the Company sold an additional 5,747,127 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. By exercising their option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock. NUON also exercised the right to appoint two directors at the Company's December 1998 Annual Meeting. The Company issued 134,000 warrants representing the right of the holder to purchase one share of Common Stock for $0.875 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, NUON may purchase an additional 5,747,127 shares of Common Stock by September 30, 1999. The Company is also obligated to issue 134,000 warrants when NUON purchases an additional 5,747,127 shares. The additional warrants represent the right to purchase one share of Common Stock for $0.875 per share.

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

YEAR 2000 READINESS DISCLOSURE

         The Company has developed an action plan and identified the resources required to convert its computer systems and software applications to achieve Year 2000 compliance with no anticipated effect on its customers or disruption of its business operations. The Company has already implemented the first three phases of its four-phase action plan. In Phase One, the Company assessed its information technology ("IT") and non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone, scanning equipment and other miscellaneous systems. Those items not considered IT systems include alarms, fax machines and monitors for field operations. Both IT and non-IT systems may contain embedded technology which complicates Year 2000 identification and assessment efforts.

         In Phase Two, the Company tested existing systems and determined whether those systems suspect to Year 2000 compliance problems should be replaced. In Phase Three, the Company replaced systems and software because of the Year 2000 issue and because the Kelt acquisition necessitated newer and more compatible systems. The Company estimates that the cost to complete Phases One, Two and Three, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors, will be approximately $60,000. To date, the Company has incurred approximately 83.0% of these anticipated costs.

         Phase Four of the Company's action plan involves the implementation of the Company's Year 2000 compliant software and the reevaluation of all of the Company's material systems. The Company may engage independent consultants to assist in completing Phase Four. The additional cost of these independent consultants has not been determined and has not yet been included in the Company's Year 2000 compliance cost estimates.

         In addition, the Company has discussed Year 2000 compliance issues with its vendors and customers. Although the Company has no reason to believe that its vendors and customers will not be Year 2000 compliant, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers. The Company continues to discuss procedures necessary to address this issue with its vendors and customers.

         The Company presently does not plan to incur significant operational problems due to the Year 2000 issue. However, there can be no assurance that the Year 2000 issue will not materially impact the Company's financial condition or results of operations, or adversely effect its relationship with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations.

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

 FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in Drilling Programs, and the ability to locate productive oil and gas prospects for development by the Company.

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


                                     NORTH COAST ENERGY, INC.


February 16, 1999                    /s/ Charles M. Lombardy, Jr.
                                     -----------------------------------------
                                     Charles M. Lombardy, Jr.
                                     Chief Executive Officer and Director


February 16, 1999                    /s/ Tim Wagers
                                     ------------------------------------------
                                     Tim Wagers
                                     Principal Accounting and Financial Officer