Form 10-K405
period 1999-03-31
NORTH COAST ENERGY INC / DE/
filed 1999-06-29
CIK 839950

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            ---       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended March 31, 1999

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

                                Yes X  No   .
                                   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

As of June 10, 1999, the Registrant had outstanding 4,556,814 shares of Common Stock, 73,816 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All shares have been restated to reflect the 1 for 5 reverse common stock split effective June 7, 1999.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 10, 1999 was $4,636,818 which value has been computed on the basis of $4.125 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on Nasdaq.


              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                                Part of Form 10-K
                                -----------------

                       Part III (Items 10, 11, 12, and 13)

                       Document Incorporated by Reference
                       ----------------------------------

Portions of the Registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Stockholders.

Except as otherwise indicated, the information contained in this Report is as of March 31, 1999.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         North Coast Energy, Inc., a Delaware corporation, with its subsidiaries and predecessors, ("North Coast" or the "Company"), is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on its acquisition of proved developed and undeveloped properties and on the enhancement, drilling and development of such properties. As used in this Annual Report on Form 10-K, the terms "Company" and "North Coast" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires.

         As of March 31, 1999, North Coast owned interests in 1,711 wells, operating 1,574 of these wells, 385 of which are operated for the drilling programs ("Drilling Programs") for which North Coast serves as managing general partner. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 500 miles of natural gas gathering pipelines, which transport gas from 1,251 wells. At March 31, 1999, the Company had estimated net proved reserves of approximately 52.5 Bcf of natural gas and 425,200 barrels of oil.

         The Company began operations in 1981 with the formation of its first Drilling Program. In 1987, the Company expanded its operations by acquiring Capital Oil & Gas, Inc. which also operated in the Appalachian Basin. In 1990, the Company acquired the assets and properties of 21 Drilling Programs which it had sponsored through an exchange offer (the "Exchange Offer") through which the Company issued publicly traded stock.

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

EXPLORATION AND DEVELOPMENT

         Exploration and development activities conducted by the Company have primarily involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties in conjunction with Drilling Programs and joint ventures. Management has chosen to sponsor limited partnerships and joint ventures to increase the funds available to the Company and enable it to engage in a greater number of drilling opportunities. In addition, the interest the Company owns in the Drilling Programs adds to the Company's reserves and produces additional sources of income for the Company, including revenues from serving as general contractor for drilling operations, management services, oilfield service operations, and gas-gathering and marketing services which are provided to the Drilling Programs.

         The Company's strategy focuses on increasing its natural gas and oil reserves, as well as production, drilling and oil field service revenues, by acquiring undeveloped oil and gas properties in the Appalachian Basin and financing and conducting the drilling and development of these properties in conjunction with the Drilling Programs. The Company is pursuing a strategy of increasing reserves through drilling and development in conjunction with the Drilling Programs and the acquisition of other gas and oil companies, or partnerships and producing properties.

AREAS OF OPERATION

         The Appalachian Basin is located in close proximity to major natural gas markets in the northeast United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of Appalachian Basin production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions. The Appalachian Basin is the oldest gas and oil-producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Historically, most production in the Appalachian Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized as long-lived reserves that produce for more than 20 years.

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

         The Company also maintains leasehold acreage in portions of Ohio and Pennsylvania with other potential producing formations. Although there are variances in the nature and characteristics of these producing formations, they are generally typical of the Appalachian area.

ACQUISITIONS

         Acquisition Strategy

         The Company's acquisition strategy focuses on properties and other oil and gas entities that can provide:

         A. enhanced cash flow,
         B. additional drilling and development opportunities,
         C. synergies with North Coast properties,
         D. enhancement potential of current operations, or
         E. economies of scale and cost efficiencies.

         Since 1994 the Company has completed the acquisition of the working interest in approximately 1,100 wells, various gas gathering systems and additional drilling locations. The Company has also acquired additional interests in its prior Drilling Programs by offering investors an exit strategy from the Drilling Programs.

         Recent Acquisitions

         In fiscal 1999, the Company acquired the assets of Kelt Ohio, Inc. ("Kelt") including the working interest and operations of over 900 wells located in Ohio, well drilling, servicing and oilfield equipment, natural gas compressors and gas gathering systems and additional drilling locations. Additionally, the Company acquired certain oil and gas interests and operations in 28 wells in Ohio and Pennsylvania previously owned by an employee of the Company and 7 wells and a gas gathering system from Range Resources Corporation (formerly Lomak Petroleum), an affiliate of the Company. During fiscal 1999, the Company acquired additional interests in prior Drilling Programs at a cost of approximately $450,000.

DRILLING ACTIVITY

         North Coast continually evaluates undeveloped prospects originated by its staff or other independent geologists as well as other gas and oil companies. If review of a prospect indicates that it may be geologically and economically attractive, the Company will attempt to obtain a lease of the mineral rights on the acreage.

         Typically, the Company will acquire the entire working interest in a lease in consideration of paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest. If a prospect is selected for drilling through a Drilling Program, the Company assigns the minimum required acreage for a well to such entity. In such a case, the Company retains the balance of the leasehold acreage.

DRILLING PROGRAMS

         From the Company's inception in 1981 through March 31, 1999, North Coast has raised approximately $87,000,000 and has sponsored 49 Drilling Programs to engage in oil and gas drilling and development operations.

         Each Drilling Program has been conducted as a separate limited partnership with the Company serving as managing general partner of each. Currently, North Coast serves as the managing general partner of 28 Drilling Programs. To maintain the marketability of its Drilling Programs, the Company continually reviews program structure and performance and makes modifications from program to program, as it deems appropriate. These modifications have included changes to the compensation arrangements between the Company and the Drilling Programs, including charges for its drilling and administrative services, and changes in the Company's interest in the Drilling Programs.

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

         Typically, each Drilling Program is structured as a "functional allocation" program whereby the non-industry investors contribute cash in an aggregate amount equal to the intangible drilling and development costs to be incurred for the Drilling Program's wells. The Company contributes the drill sites to the Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of the Drilling Program. The allocation of partnership revenues in each Drilling Program may vary depending upon the structure chosen by the Company, with the Company's initial percentage interest ranging from 20% to 40%.

         Interests in North Coast's Drilling Programs are sold to investors through securities dealers registered with the NASD. In each program, NCE Securities, acts as placement agent and enters into selling agreements with a number of broker-dealers to assist it in selling the interests.

         The Drilling Programs raised $3.0 million during fiscal 1997, $2.7 million during fiscal 1998, and $3.5 million in fiscal 1999 from investors. The Company intends to continue its efforts to market its Drilling Programs and increase the number of wells drilled and operated.

DRILLING SERVICES

         North Coast derives revenue and net income from the drilling services it provides to the Drilling Programs. North Coast enters into turnkey (fixed price) contracts with the Drilling Programs to drill program wells. Pursuant to these drilling contracts, the Company is responsible for the drilling and development of the wells. The Company subcontracts with third parties for the performance of a substantial portion of the operations required to drill, complete and equip these wells for production. Although the Company manages and supervises all necessary drilling and related service and equipment operations on these wells, there are a number of third party services to obtain, including contract drilling, fracturing, logging and pipeline construction which are performed by subcontractors who specialize in those operations. Since North Coast contracts with the Drilling Programs on a turnkey basis, North Coast is responsible for drilling and completing the wells, regardless of the actual cost. Consequently, North Coast is subject to the risk that prices incurred in the actual drilling and development operations could increase beyond its contract price thereby rendering its drilling contracts less profitable or unprofitable. Moreover, difficulties encountered in drilling and completion operations can substantially increase costs, sometimes without recourse for North Coast. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. These turnkey drilling prices are subject to change based on competition, the return sought by Drilling Programs investors, North Coast's revenue and profit considerations and other industry conditions.

OIL FIELD SERVICE OPERATIONS

         As of March 31, 1999, North Coast operated 1,574 wells, all of which were located in Ohio and Pennsylvania. As operator of producing wells, North Coast is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and also subcontracts certain oil field operations.

         North Coast receives a monthly operating fee for each producing well it operates for third parties and is reimbursed for most unaffiliated third party costs associated with operations and production of the wells. The Drilling Programs and third parties each pay North Coast their specified operating fee based upon their aggregate interest in the wells, exclusive of North Coast's ownership interest.

GAS-GATHERING ACTIVITIES

         In connection with the drilling and development of the wells that it operates, North Coast has constructed and owns approximately 500 miles of gas-gathering pipelines in various counties throughout eastern Ohio and western Pennsylvania. These pipelines carry natural gas from the wellhead to the gas transmission systems of various utilities for sale to such utilities, to natural gas brokers purchasing gas for resale to others or to industrial purchasers pursuant to self-help gas purchase arrangements. These systems gathered gas from 1,251 wells as of March 31, 1999. The Company continues its construction of new pipelines and the establishment of compressor facilities in order to expand the number of purchasers available to the Company.

         For such gas-gathering services, the Company collects certain allowances from public utilities, end-users or other natural gas purchasers, including natural gas brokers. These gathering fees or transportation allowances averaged approximately $.20 per Mcf of natural gas at March 31, 1999.

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

         As discussed, the deliverability and price of natural gas are subject to both governmental regulation and supply/demand forces. During the past several years, regional natural gas surpluses and shortages have occurred resulting in wide fluctuations in the prices paid to producers.

         The lengths of the contracts as defined in the "Term" provision in the Company's gas purchase agreements vary widely. Additionally, several of the Company's contracts provide for monthly pricing which are derived from published NYMEX or Appalachian price indexes. The Columbia Transmission (TCO) and Consolidated Natural

Gas (CNG) Index prices, which create a basis for spot sales prices in the Mid Atlantic and northeastern United States, ranged from $1.73 to $2.50 per Mcf during fiscal 1999. As of March 31, 1999, approximately 50% of the Company's natural gas contracts are fixed price contracts with industrial end-users. The prices received from these contracts range between $1.97 and $4.43 per Mcf. The remainder of the Company's natural gas contracts are with utilities and marketers. Approximately 60% of the gas produced to fulfill the contractual obligations to utilities and marketers during the summer months contain fixed prices ranging from $1.75 to $2.972 per Mcf, while 40% of the gas produced to fulfill the contractual obligations to utilities and marketers contain market sensitive provisions during the winter months. The range of Appalachian unit pricing during the winter of 1998/1999 was from $1.73 to $2.25 per Mcf. For the fiscal year ended March 31, 1999, the Company received an average price of $2.57 per Mcf. During fiscal 1999, Interstate Gas Supply, Inc. purchased 52% of the gas produced by North Coast, which comprised 26% of the Company's total revenues for the year.

         Due to the seasonality of supply and demand, prices paid by purchasers for natural gas will continue to fluctuate. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts so as to maintain flexibility to react to those fluctuating prices. Due to current market conditions, the duration of recently renegotiated fixed price contracts has been limited to a year or less. Should market trends change, the Company will endeavor to commit a larger portion of its natural gas to longer-term arrangements to optimize revenues derived from these sales.

         During the past several years, an overabundance of natural gas supplies and promulgation of State and Federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. It is likely that supply and demand factors will continue to be the driving force in the evolving marketplace.

         Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. The Company received an average price of $11.39 per barrel for its oil during fiscal 1999; however, during the last several years prices paid for crude oil have fluctuated substantially. The price posted for purchase contracts for the sale of oil at March 31, 1999 was $13.75. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. Oil production comprised approximately 6% of North Coast's total oil and gas production calculated on an equivalent Mcf basis for fiscal 1999. Therefore a price increase or decrease in oil prices has a minimal affect on revenues when compared to the affect of the price of natural gas. To the extent that the prices, which the Company receives for its crude oil, decline from current levels, revenues from oil production will be reduced accordingly.

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

         In 1992 FERC finalized Order 636, regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings, which include gathering, transportation, storage, and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although North Coast is not an interstate pipeline, the Company believes the changes brought about by Order 636 have increased competition in the marketplace, resulting in greater market volatility.

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

EMPLOYEES

         At March 31, 1999, the Company had 81 employees, including 48 field employees. No employees are represented by a union and the Company believes that it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in the fiscal 2000 Drilling Programs, equity investment, available financing and the ability to locate productive oil and gas prospects for development by the Company.

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

         PROVED RESERVES. The following table reflects the estimates of North Coast's proved reserves as of March 31, 1999.

                                    RESERVES

                  Oil Reserves (Bbls):
                    Proved Developed                           322,700
                    Proved Undeveloped                         102,500
                                                            ----------
                             Total                             425,200

                  Gas Reserves (Mcf):
                    Proved Developed                        41,214,000
                    Proved Undeveloped                      11,307,000
                                                            ----------
                             Total                          52,521,000

         PRODUCTION. The following table summarizes the net oil and gas production (on a rounded basis), average sales prices, and average production (operating) expenses per equivalent unit of production for the periods indicated.


                                   PRODUCTION

                       Production               Sales Price            Average Operating
Years Ended          Oil        Gas                                   Cost per Equivalent
March 31:          (Bbls)      (Mcf)          Per Bbl  Per Mcf               Mcf (1)
---------          ------      -----          -------  -------               -------
    1997          16,200    1,153,000         $20.65    $2.43                 $.62 (2)
    1998          13,900    1,116,000         $16.18    $2.50                 $.70 (3)
    1999          28,100    2,688,000         $11.39    $2.57                 $.91


         (1) For calculation of average operating cost per equivalent Mcf, the standard ratio of 6:1 for gas to oil was used.

         (2) Includes costs of the Company's enhancement program and rework of two wells in the Gulf Coast area of interest.

         (3) Includes costs for the rework of ten wells located in Pennsylvania and relocation of production facilities in Louisiana.

         PRODUCTIVE WELLS. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of March 31, 1999. Wells are classified as gas or oil according to their predominant product stream.

                                PRODUCTIVE WELLS
                     Gross Wells (1)                       Net Wells

                  Oil    Gas     Total               Oil      Gas        Total
                  ---    ---     -----               ---      ---        -----
                  26    1,685    1,711               9.76   1,268.11    1,277.87

         (1) Gross wells include 92 wells in which the Company owns a royalty interest.

         ACREAGE. The following table sets forth the Developed and Undeveloped Acreage of the Company, on both a gross and net basis, as of March 31, 1999. The amounts included in proved undeveloped acreage recognizes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation which North Coast fully expects to drill in the near future.

                               LEASEHOLD ACREAGE

                      Total Leasehold Acreage:

                            Gross Acres                   155,600
                            Net Acres                     135,500

                      Developed Acreage:

                            Gross Acres                    77,900
                            Net Acres                      57,800

                      Proved Undeveloped Acreage:

                            Gross Acres                     3,300
                            Net Acres                       3,300

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

         All wells were drilled by March 31 of their respective years and are reflected in the Drilling Activities table. Wells in which the Company owns only a royalty interest are not reflected in the table below.

                               DRILLING ACTIVITIES

Fiscal year ended March 31,
---------------------------

                                                               1997              1998             1999
                                                               ----              ----             ----
         Exploratory Wells (1)
                  Productive
                           Gross                                  0                 0                 0
                           Net                                    0                 0                 0
                  Dry




                           Gross                                  0                 0                 0
                           Net                                    0                 0                 0

         Development Wells (2)
                  Productive (3)
                           Gross                                 20                16                37
                           Net                                 3.88              4.50             20.20
                  Dry
                           Gross                                  0                 1                 0
                           Net                                    0               .22                 0

         Total Wells (4)
                  Productive
                           Gross                                 20                16                37
                           Net                                 3.88              4.50             20.20
                  Dry
                           Gross                                  0                 1                 0
                           Net                                    0               .22                 0


(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3) The number of productive wells for fiscal 1999 includes 7 gross wells and
    4.6 net wells as productive development wells that are awaiting pipeline connection or well completion operations at March 31, 1999.

(4) Total Wells is the sum of the Exploratory and Development Wells.

FACILITIES

         North Coast owns a 12,000 square foot building, its corporate headquarters, in Twinsburg, Ohio. The office facility is in a centralized location, which during fiscal 1997 allowed the Company to relocate certain operations and its personnel from its Cleveland and Youngstown offices. The Youngstown facility owned by North Coast is used for field operations. As part of the Kelt acquisition, North Coast held a six-month lease on Kelt's facility in Cambridge, Ohio, and exercised an option to purchase the property for $27,187 during fiscal 1999. The facility is used in the Company's field operations

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended March 31, 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "NCEB". The following tables sets forth, for the fiscal periods indicated the high and low bid and ask prices for the Common Stock.

                                  Common Stock
                      (Amounts rounded to the nearest 32nd)


                                                                     High                          Low
                                                                     ----                          ---
                                                                Bid        Ask               Bid        Ask
                                                                ---        ---               ---        ---
FISCAL 1998

 First Quarter..............................................$ 5         $ 5-5/32          $ 3-7/16   $ 3-3/4
 Second Quarter.............................................  5-15/16     6-9/16            4-1/16     4-7/32
 Third Quarter..............................................  4-27/32     5-5/32            2-21/32    3-7/16
 Fourth Quarter.............................................  5           5-5/32            2-21/32    3-1/8

FISCAL 1999

 First Quarter..............................................$ 5-15/16   $ 6-1/4           $ 3-3/4    $ 4-7/32
 Second Quarter.............................................  5-5/16      5-5/8             2-3/16     2-13/16
 Third Quarter..............................................  4-11/16     5                 2-1/2      2-13/16
 Fourth Quarter.............................................  4-3/8       4-11/16           2-1/2      2-13/16


         As of June 10, 1999, there were approximately 4,556,814 shares of Common Stock outstanding, which were held by approximately 1,300 holders of record. On June 7, 1999 a 1 for 5 reverse stock split became effective thereby reducing the number of shares of outstanding Common Stock from 22,784,070 to 4,556,814.

         Holders of Series A Preferred Stock are entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share. Such dividends are payable on June 1 and December 1 of each year. The Series A Preferred Stock is convertible to 2.3 shares of Common Stock prior to the reverse stock split and is convertible to .46 shares of Common Stock after the reverse stock split. The holders of Series B Preferred Stock are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. The Series B Preferred Stock is convertible to 6.56 shares of Common Stock prior to the reverse stock split and is convertible to 1.311 shares of Common Stock after the stock split. For the year ended March 31, 1999, the Company paid $201,724 in aggregate cash dividends on its Series B Preferred Stock.

         Whenever dividends on the Series B Preferred Stock have not been paid for an amount equal to six quarterly dividend payments, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors on the Board of Directors. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart of payment. The Company has dividends in arrears on its Series B Preferred Stock of $326,010 at March 31, 1999.

         The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on any of its common stock under the terms of its credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the Company for each of the five fiscal years in the period ended March 31, 1999, 1998, 1997, 1996 and 1995.


                                                                 Years Ended March 31
                                                      (In thousands, except per share amounts)
                                             1999            1998          1997         1996        1995
                                             ----            ----          ----         ----        ----



Revenues                                    $ 13,942       $ 8,591       $ 9,665      $ 10,860    $ 15,275
Net Income (Loss)                                870           262           292        (1,254)        295
Net Income (Loss) per Share(1)                   .16          (.00)         (.10)        (1.19)       (.25)
Total Assets                                  43,573        22,312        21,229        20,243      21,136
Long-term Debt (less current portion)         21,494         7,171        10,721         8,955       6,197


(1) Net Income (Loss) per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

     The following table sets forth summary unaudited financial information on a quarterly basis for the past two years.



                                                      (In thousands, except per share amounts)
                                                                       1999
                                                                       ----
                                              June 30         Sept. 30        Dec. 31          Mar. 31
                                              -------         --------        -------          -------

Revenues                                      $2,506          $2,601          $3,057           $5,778
Net Income (Loss)                                (97)             12             261              694
Net Income (Loss) per share (1)                (0.05)          (0.01)           0.04             0.14
Total Assets                                  40,176          42,389          43,994           43,573
Long Term Debt (less current portion)         24,641          21,672          20,734           21,494

                                                                       1998
                                                                       ----
                                              June 30         Sept. 30        Dec. 31          Mar. 31
                                              -------         --------        -------          -------

Revenues                                       1,849           1,554           1,967            3,220
Net Income (Loss)                                 76            (121)             63              244
Net Income (Loss) per share (1)                 0.00           (0.08)          (0.00)            0.01
Total Assets                                  20,362          20,880          23,475           22,312
Long Term Debt (less current portion)         10,624           6,581           6,565            7,171


(1) Net Income (Loss) per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         North Coast is engaged in the acquisition and enhancement of developed properties and the exploration, development and production of undeveloped natural gas and oil properties, primarily in conjunction with the Drilling Programs it sponsors and manages. North Coast derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering, transportation and gas marketing services performed under contract with the Drilling Programs.

         North Coast's proved developed natural gas reserves increased to 41.2 Bcf for fiscal 1999 from 15.1 Bcf for the fiscal year ended March 31, 1998 and proved developed oil reserves increased to 322,700 barrels from 126,700 barrels. The increase in proved developed reserves resulted primarily from the Kelt acquisition coupled with the purchase of the working interest in 35 wells and the purchase of partnership interests from certain of the Company's Drilling Program investors. The proved gas reserves (developed and undeveloped) increased to 52.5 Bcf for fiscal 1999 from 17.8 Bcf for fiscal 1998. The increase in proved gas reserves was due to the increases mentioned previously for the proved developed reserves coupled with the upward revision to the proved undeveloped reserves for drilling locations that were proved through the Company's recent Drilling Programs. Proved oil reserves (developed and undeveloped) increased to 425,200 barrels for fiscal 1999 from 135,700 barrels for fiscal

1998. North Coast recognizes as proved undeveloped reserves only the potential oil and gas which can reasonably be expected to be recovered from drillable locations which it owned (or had rights to) at fiscal year end which are directly offsetting locations to wells that have indicated commercial production in the objective formation and which North Coast fully expects to drill in the very near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 13 of the Company's financial statements. The above mentioned additions and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the other category of the Standardized Measure. Of the Company's total proved reserves, approximately 78% are proved developed and approximately 22% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

         The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 1999, 1998 and 1997. All items in the table are calculated as a percentage of total revenues.


Revenues:                                                                  1999          1998          1997
                                                                           ----          ----          ----
      Oil and gas production                                                52%           35%           33%
      Drilling revenues                                                     26            35            39
      Well operating, transportation and other                              15            19            19
      Administrative and agency fees                                         7            11             9
                                                                           ---            --            --

           Total Revenues                                                  100%          100%          100%
                                                                           ----          ----          ----

Expenses:
      Oil and gas production expenses                                       19%           10%            8%
      Drilling costs                                                        21            29            30
      Oil and gas operations                                                 9             8            10
      General and administrative expenses                                   15            26            24
      Depreciation, depletion, amortization, impairment and other           18            15            14
      Abandonment of oil and gas properties                                  0             0             1
      Provision (credit) for income taxes                                    0             0             0
      Other                                                                 12             9            10
                                                                           ---            --            --
      Total Expenses                                                        94%           97%           97%
                                                                           ---            --            --

       Net Income                                                           6%            3%            3%
                                                                           ===            ==            ==

      Net Income (loss) Applicable to Common Stock(1)                       5%            0%           (2%)
                                                                           ===            ==            ==


      (1) Dividends were paid or accrued on the Series B cumulative preferred stock in the amount of $236,654, $268,264 and $458,606 for fiscal 1999, 1998, and 1997.

         The following discussion and analysis reviews the results of operations and financial condition for the Company for the years ended March 31, 1997, 1998 and 1999. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

REVENUES

         Oil and gas production increased from 1.2 bcf equivalent in fiscal 1998 to 2.9 bcf equivalent in fiscal 1999. Oil and gas production revenues increased $4,219,834(140%) to $7,233,763 for fiscal 1999 compared to $3,013,929 for fiscal
1998 primarily due to the increased production of which 96% is from natural gas. This increase in oil and gas revenue and production is primarily associated with approximately 760 producing oil and gas properties acquired from Kelt. The Kelt acquisition wells comprised 1.56 bcf equivalent of the total production in fiscal 1999. Gas revenues were also affected by the sale of natural gas from the Kelt properties, which was contracted on June 15, 1998 for a period of one year at a price of approximately $2.85 per Mcf. The increase in oil and gas production revenues also reflects approximately $320,000 in production revenues resulting from the Company's third quarter purchase of interests in prior Drilling Programs. The Company received an average price of $11.39 and $16.18 per barrel of oil for fiscal 1999 and 1998, respectively, and $2.57 and $2.50 per Mcf for natural gas for fiscal 1999 and 1998, respectively.

            Drilling revenues increased by $697,787 (23%) to $3,686,158 for fiscal 1999 compared to $2,988,371 for fiscal 1998 due to the increase in the number of wells recognized in revenue for the comparable periods. Drilling revenues were recognized on 23 wells for fiscal 1999 compared to 20 wells for fiscal 1998. The Company raised $3,515,000 for its fiscal 1999 Drilling Program compared to $2,718,000 for its fiscal 1998 Drilling Programs.

         For fiscal 1999, well operating, transportation and other revenues increased $439,605 (27%) compared to fiscal 1998. This increase was primarily due to the increase in revenue from gas transportation and oilfield services, which was a result of the Kelt acquisition. North Coast has utilized the oilfield equipment from the acquisition to provide services to its oilfield operations.

EXPENSES

         Oil and gas production expense increased to $2,601,555 for fiscal 1999 from $840,346 for fiscal 1998 primarily due to the Kelt acquisition coupled with an increase resulting from the fiscal third quarter purchase of interests in prior Drilling Programs. The Kelt wells accounted for approximately $1.5 million of the total oil and gas production expense for fiscal 1999. North Coast's average operating cost per equivalent Mcf increased to $0.91 for the year ended March 31, 1999 compared to $0.70 for the year ended March 31, 1998 primarily due to the integration of the assets and operating staff from the Kelt acquisition for the year ended March 31, 1999.

         Drilling costs for fiscal 1999 compared to fiscal 1998 increased $410,714 (16%). This increase between comparable periods was due to the larger number of drilling program wells drilled and completed during the fiscal year ended 1999 compared to the fiscal year ended 1998. North Coast's profit margin was 21% for fiscal 1999 compared to 16% for fiscal 1998 primarily due to weather conditions being more conducive for drilling activity in fiscal 1999 than in fiscal 1998. In September, the Company initiated an enhancement and development program focused on completing wells acquired from Kelt and the development of selective proved undeveloped reserves. At March 31, 1999, the Company had expended approximately $3.1 million on its enhancement program. The Company does not recognize drilling revenue or expense on these drilling development activities.

         Oil and gas operations expenses increased $547,842 (84%) for fiscal 1999 compared to fiscal 1998. This increase was due to an increase in gas purchases related to unaffiliated third party gas sales of approximately $60,000, increased costs associated with the utilization of oil field equipment acquired in the Kelt acquisition of approximately $170,000, and the increase in costs due to the integration of the Kelt operations.

         General and administrative expense decreased $107,013 (5%) primarily as a result of a reallocation of overhead expenses related to integration of the assets acquired from Kelt as well as a reduction in consulting fees in fiscal 1999 compared to fiscal 1998. As a percentage of revenues, general and administrative expense decreased from 26% in fiscal 1998 to 15% in fiscal 1999 also due to the Kelt acquisition. Subsequent to fiscal 1999, North Coast made certain payments to a former executive of the Company which will be reflected in general and administrative expense in fiscal 2000.

         Depreciation, depletion, amortization, impairment, and other increased $1,237,344 (100%) for fiscal 1999 compared to fiscal 1998. The increase is primarily due to the increased depletion associated with the wells acquired from Kelt and the increased depreciation associated with the oilfield equipment and saleslines also acquired from Kelt.

         Interest expense increased to $1,841,108 for fiscal 1999 from $839,342 for fiscal 1998. This increase reflects the increase in the average outstanding borrowings for the comparable periods due to the increase in debt associated with the Kelt acquisition, the investment in the enhancement and development activities and North Coast's contributions to the Drilling Program wells.

         Income from operations for fiscal 1999 increased to $2,624,437 from $1,033,918 for fiscal 1998. The increase in income from operations was primarily due to higher production volumes, the increased price of natural gas and increased drilling revenues. The aforementioned increases in volumes, price, and drilling revenue also increased the Company's net income $608,076 (232%) to $870,214 for fiscal 1999 from $262,138 for fiscal 1998.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

REVENUES

         Oil and gas production revenues decreased $123,627 (4%) to $3,013,929 for fiscal 1998 compared to $3,137,556 for fiscal 1997. On an equivalent basis, production declined to 1.20 bcf equivalent in fiscal 1998 from 1.25 bcf equivalent in fiscal 1997. Oil revenues decreased approximately $110,000 due to a decrease in the oil production and a decrease in the average price received for oil by the Company. For fiscal 1998 the Company received an average price of $16.18 per barrel of oil and $2.50 per Mcf of natural gas compared to an average price of $20.65 per barrel of oil and $2.43 per Mcf of natural gas received during fiscal 1997.

         Drilling revenues decreased $795,259 (21%) for fiscal 1998 compared to fiscal 1997 due to the decrease in the number of wells recognized in revenue. The Company recognized revenues for fiscal 1998 on 20 wells as compared to 29 wells for fiscal 1997.

         Revenues generated from well operating, transportation and other decreased $237,198 (13%) for fiscal 1998 compared to fiscal 1997. This decrease was primarily due to a decrease in unaffiliated third party gas sales. The unaffiliated third party gas sales fluctuate from year to year based upon the availability of these types of transactions.

         Revenue from administrative and agency fees, which are based on a percentage of the total investor capital raised in all of the Drilling Programs, increased by $81,727 (9%) for fiscal 1998 compared to fiscal 1997 due to the formation of the Drilling Programs in fiscal 1998. The administrative fees derived from the fiscal 1998 Drilling Programs were charged a one-time fee equal to 4.5% of total capital raised compared to the prior years programs which are charged an annual fee equal to 2% of total capital raised.

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

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, Management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. North Coast received an average price of $11.39 and $16.18 per barrel for fiscal 1999 and 1998, respectively, and $2.57 and $2.50 per Mcf for natural gas for fiscal 1999 and 1998, respectively. On average, Appalachian natural gas prices decreased $0.41/Mcf from fiscal year 1998 to fiscal year 1999. However, North Coast experienced a $0.07/Mcf increase for its natural gas during this period. For the 24 month period ending March 31, 1999, the CNG and TCO Appalachian natural gas index pricing decreased $0.71 Mcf on average from $2.85 to $2.14, while North Coast's average price increased $0.14 Mcf, from $2.43 to $2.57. The increase North Coast received can be attributed to a change in marketing strategy including (1) aggressively targeting small to medium-sized commercial end-users, and (2) balancing the remainder of the Company's gas prices between spot Appalachian based prices and NYMEX based prices. This strategy allows North Coast the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. The industry-wide weakness of natural gas prices can be attributed to the effects of a relatively mild winter, which lessened demand for natural gas. Although it is anticipated that there will be a decline in gas prices during the summer months, the demand for gas by storage facilities, coupled with the anticipated nationwide hot summer, may keep gas prices above last summer's. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and possibly FERC Order 636. The FERC Order 636 may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

         Currently, North Coast sells natural gas under both fixed price contracts and on the spot market. The spot market price North Coast receives for gas production is related to several variables, including the weather and the effects of gas storage. The Company anticipates that spot market prices will continue to fluctuate in response to various factors primarily weather and market conditions.

         In an effort to position itself to take advantage of future increases in demand for natural gas, North Coast continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from Company wells.

LIQUIDITY AND CAPITAL RESOURCES

         North Coast's working capital was $2,399,000 at March 31, 1999 compared to $782,000 at March 31, 1998. The increase of $1,617,000 in working capital reflects the funds received from the formation of the fiscal 1999 Drilling Program and the general increase in working capital resulting from the additional Kelt wells. As of March 31, 1999, the Company had $20,827,635 outstanding under its Credit Facility.

         The following table summarizes the Company's financial position at March 31, 1999 and 1998:


(Amounts in Thousands)                                       1999                       1998
----------------------                                       ----                       ----
                                                    Amount           %         Amount           %
                                                    ------           -         ------           -
Working capital                                     $  2,399         6       $    782            4
Property and equipment                                36,418        89         18,789           95
Other                                                  1,857         5            275            1
                                                    --------       ---       --------          ---
     Total                                          $ 40,674       100       $ 19,846          100
                                                    ========       ===       ========          ===

Long-term debt                                      $ 21,494        53       $  7,171           36
Deferred income taxes and other liability              1,238         3            336            2



Stockholders' equity                                  17,942        44         12,339           62
                                                    --------       ---       --------          ---
     Total                                          $ 40,674       100       $ 19,846          100
                                                    ========       ===       ========          ===

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes North Coast's Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997:


(Amounts in Thousands)                                   1999                 1998                   1997
                                                         ----                 ----                   ----
                                                    Dollars    %         Dollars     %             Dollars   %
                                                    -------    -         -------     -             -------   -

Net cash provided by operating activities          $  2,385    11%        $ 1,186    46%           $ 1,162    48%
Net cash used for investing activities              (20,913)  (94)         (2,122)  (82)            (1,827)  (76)
Net cash provided by financing activities            18,906    85           1,012    39                616    26
                                                   --------    --         -------    --            -------    --
Increase (decrease) in cash and cash equivalent    $    378     2%        $    76     3%           $   (49)   (2)%
                                                   ========    ==         =======    ==            =======    ==

(1) All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, North Coast's cash provided by operating activities increased to $2,385,000 for fiscal 1999 compared to $ 1,186,000 for fiscal 1998 primarily due to the Kelt acquisition.

         Net cash used for investing activities increased to $20,913,000 for fiscal 1999 from $2,122,000 for fiscal 1998. This increase was primarily due to the Kelt acquisition. In the fiscal fourth quarter it was determined that the drilling rig acquired in the Kelt acquisition was not being utilized as effectively as initially planned and was sold to a third party. North Coast also invested approximately $3.1 million in drilling and development activities associated with completing wells acquired from Kelt and the development of proved undeveloped reserves.

         Net cash from financing activities increased approximately $17,894,000 for fiscal 1999 compared to fiscal 1998. This increase reflects the Company's borrowings under its credit facility to finance the Kelt acquisition. Also reflected is the receipt of $5 million from NUON on September 29, 1998 for the issuance of Common Stock of the Company and the subsequent payment of a portion of the Company's Credit Facility.

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998 ("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at March 31, 1999), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At March 31, 1999, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 1999 were $4,022,365 and may subsequently be adjusted upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 1999 financial statements). The Credit Facility provides that the payment of cash dividends with respect to the Common Stock of the Company is prohibited. As of March 31, 1999, the Company had $20,827,635 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus
 .75% or LIBOR plus 2.50%. The line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 2, 2000. The lender has performed its September 30, 1998 semi-annual borrowing base review and has provided a third amendment to the Credit Facility which continues the facility without payment of principal until September 30, 2000. The lender has indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that the Company find another lender. North Coast is currently reviewing options with several lenders that are interested in providing at least a $25 million credit facility.

         The amounts borrowed under its revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition, at March 31, 1999, the Company had approximately $44,290 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996 for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at March 31, 1999 was $487,673.

         On September 29, 1998, the Company sold an additional 1,149,425 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. By exercising its option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock. NUON also exercised the right to appoint two directors at the Company's December 1998 Annual Meeting. The Company issued 26,800 warrants representing the right of the holders to purchase one share of Common Stock for $4.375 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, NUON may purchase an additional 1,149,426 shares of Common Stock by September 30, 1999. The Company is also obligated to issue 26,800 warrants if NUON purchases the additional 1,149,426 shares with 13,400 of the potential warrants due to an officer of the Company. The additional warrants represent the right to purchase one share of Common Stock for $4.375 per share.

         The Company acquired certain assets and assumed certain obligations of Kelt, headquartered in Cambridge, Ohio. The Kelt acquisition was made pursuant to a Purchase and Sale Agreement dated April 8, 1998 and amended May 12, 1998. The purchase price for the acquired assets was approximately $16 million. The Company funded the acquisition using cash and an increase in its credit facility.

         On April 30, 1999, the Company's chief executive officer resigned and under a separation agreement is entitled to certain payments in lieu of his existing employment contract and payments for non-compete, a warrant to purchase common stock. In addition, under certain conditions the Company could be obligated to purchase this former executives stock for $4.375 a share. North Coast would not be obligated to purchase the former executive's shares if NUON elects to purchase his shares prior to September 30, 1999 in accordance with the separation agreement. However, NUON would have the right to reduce its option under the 1997 Purchase and Sale Agreement to the extent to which it purchases the former executive's shares. NUON is not obligated to exercise its option to acquire 1,149,426 shares or to acquire the former chief executive officer's shares. Management of North Coast believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility, NUON's exercise of their option shares and funds raised in Drilling Programs will be sufficient to fund the Company's obligations, operations and meet debt service requirements through fiscal 2000.

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

         Phase Four of the Company's action plan involves the implementation of the Company's Year 2000 compliant software and the reevaluation of all of the Company's material systems. North Coast intends to complete this phase of its action plan by the end of the second quarter of fiscal year 2000. The Company may engage independent consultants to assist in completing Phase Four. The additional cost of these independent consultants has not been determined and has not yet been included in the Company's Year 2000 compliance cost estimates.

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

         The Company presently does not plan to incur significant operational problems due to the Year 2000 issue. However, there can be no assurance that the Year 2000 issue will not materially impact the Company's financial condition or results of operations, or adversely effect its relationship with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations. The Company plans to establish a contingency plan for dealing with the most reasonably likely worse case scenario. To date such a scenario has not been clearly identified. North Coast plans to complete such analysis and contingency planning by the second quarter of fiscal year 2000.

ACCOUNTING STANDARDS

         In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued SFAS 131, " Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changed the standards for reporting financial results by operating segments, related products and services geographical areas and major customers. In February 1998, SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of the adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

ITEM 7.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not have any derivative financial instruments as of March 31, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Information Concerning Nominees for Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

     Executive Officers of the Registrant*

     Timothy Wagers, age 39, joined North Coast in 1983 and currently is Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

     Thomas A. Hill, age 41, was elected Secretary and General Counsel of North Coast Energy in August 1987. Mr. Hill joined Capital Oil & Gas, Inc. in 1984, before its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the Mahoning County Bar Association and Eastern Mineral Law Foundation.

    *The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:


                                                                Page(s)

Auditors' Reports on the Financial Statements                   F-3  - F-4
Consolidated balance sheets                                     F-5  - F-6
Consolidated statements of operations                           F-7
Consolidated statements of stockholders' equity                 F-8
Consolidated statements of cash flows                           F-9  - F-10
Notes to consolidated financial statements                      F-11 - F-31

(a)  (2)  Financial Statements Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  (3)  Exhibits

     Reference is made to the Exhibit Index.

(b) Reports on Form 8-K:

     The Company's current report on Form 8-K dated April 5, 1999.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       1999 CONSOLIDATED FINANCIAL REPORT

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                    CONTENTS



--------------------------------------------------------------------------------

                                                                       Page
                                                                       ----

AUDITORS' REPORTS ON THE FINANCIAL STATEMENTS                        F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheets                                      F-5 - F-6
    Consolidated statements of operations                               F-7
    Consolidated statements of stockholders' equity                     F-8
    Consolidated statements of cash flows                            F-9 - F-10
    Notes to consolidated financial statements                      F-11 - F-31

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio


        We have audited the accompanying consolidated balance sheet of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Coast Energy, Inc. and subsidiaries as of March 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Hausser + Taylor LLP


Cleveland, Ohio
May 28, 1999
  except for Note 5 dated
  June 29, 1999
                                      F-3

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio


        We have audited the accompanying consolidated balance sheet of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Coast Energy, Inc. and subsidiaries as of March 31, 1998, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Cleveland, Ohio
June 4, 1998

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                           1999            1998
                                                                           ----            ----
        ASSETS
        ------
        CURRENT ASSETS
         Cash and equivalents                                         $  1,956,617    $  1,578,984
         Accounts receivable:
          Trade, net                                                     2,740,394       1,311,714
          Affiliates                                                       115,278          96,011
         Inventories                                                       210,556         189,223
         Deferred income taxes                                              57,000          26,000
         Refundable income taxes                                            38,000          38,000
         Prepaid expenses                                                  180,000           8,057
                                                                      ------------    ------------

            Total current assets                                         5,297,845       3,247,989

        PROPERTY AND EQUIPMENT, at cost
         Land                                                               97,822          93,437
         Oil and gas properties (successful efforts)                    42,964,679      25,754,748
         Pipelines                                                       6,543,928       4,380,772
         Vehicles                                                          937,613         420,026
         Furniture and fixtures                                            588,473         508,417
         Building and improvements                                         823,225         786,689
                                                                      ------------    ------------
                                                                        51,955,740      31,944,089

        Less accumulated depreciation, depletion, amortization and
         impairment                                                    (15,537,255)    (13,155,288)
                                                                      ------------    ------------

                                                                        36,418,485      18,788,801

        OTHER ASSETS
         Advanced royalties                                              1,570,000              --
         Other, net                                                        287,137         274,726
                                                                      ------------    ------------
                                                                         1,857,137         274,726




                                                                      ------------    ------------
                                                                      $ 43,573,467    $ 22,311,516
                                                                      ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                        1999             1998
                                                                        ----             ----
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
 Current portion of long-term debt                                 $     97,600    $     88,300
 Accounts payable                                                     2,355,982       1,824,740
 Accrued expenses                                                       444,808         250,073
 Billings in excess of costs on uncompleted contracts                        --         302,881
                                                                   ------------    ------------
    Total current liabilities                                         2,898,390       2,465,994

LONG-TERM DEBT, net of current portion                               21,493,922       7,171,035

ACCRUED PLUGGING LIABILITY                                              872,408              --

DEFERRED INCOME TAXES, net                                              366,200         335,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,816 and
  75,481 issued and outstanding (aggregate liquidation value of
  $738,160 and $754,810, respectively)                                      738             755
 Series B, Cumulative Convertible Preferred stock, par
  value $.01 per share; 625,000 shares authorized; 232,864 and
  268,264 issued and outstanding (aggregate liquidation value of
  $2,328,640 and $2,682,640, respectively plus dividends in
  arrears of $326,010 and $335,330, respectively)                         2,329           2,683
 Undesignated Serial Preferred stock, par value $.01 per share;
  811,730 shares authorized; none issued and outstanding                     --              --
 Common stock, par value $.01 per share; 60,000,000 shares
  authorized; 4,556,814 and 3,322,586 issued and outstanding
  (see Note 6G)                                                          45,568          33,226
 Additional paid-in capital                                          21,914,939      16,992,140
 Retained deficit                                                    (4,021,027)     (4,689,517)
                                                                   ------------    ------------
    Total stockholders' equity                                       17,942,547      12,339,287
                                                                   ------------    ------------

                                                                   $ 43,573,467    $ 22,311,516
                                                                   ============    ============

       The accompanying notes are an integral part of there consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended March 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                               1999            1998            1997
                                                               ----            ----            ----
REVENUE
 Oil and gas production                                   $  7,233,763    $  3,013,929    $  3,137,556
 Drilling revenues                                           3,686,158       2,988,371       3,783,630
 Well operating, transportation and other                    2,062,213       1,622,608       1,859,806
 Administrative and agency fees                                960,166         965,724         883,997
                                                          ------------    ------------    ------------
                                                            13,942,300       8,590,632       9,664,989

COSTS AND EXPENSES
 Oil and gas production expenses                             2,601,555         840,346         777,163
 Drilling costs                                              2,927,302       2,516,588       2,876,615
 Oil and gas operations                                      1,200,514         652,672         976,943
 General and administrative expenses                         2,108,948       2,215,961       2,307,994
 Depreciation, depletion, amortization, impairment
  and other                                                  2,479,544       1,242,200       1,385,570
 Abandonment of oil and gas properties                              --          88,947          73,528
                                                          ------------    ------------    ------------
                                                            11,317,863       7,556,714       8,397,813
                                                          ------------    ------------    ------------

INCOME FROM OPERATIONS                                       2,624,437       1,033,918       1,267,176

OTHER INCOME (EXPENSE)
 Interest income                                                82,505          62,263          47,491
 Other                                                           4,380           5,299          32,492
 Interest expense                                           (1,841,108)       (839,342)     (1,055,409)
                                                          ------------    ------------    ------------
                                                            (1,754,223)       (771,780)       (975,426)

INCOME BEFORE PROVISION (CREDIT) FOR
 INCOME TAXES                                                  870,214         262,138         291,750

PROVISION (CREDIT) FOR INCOME TAXES
 Current                                                            --          12,000          (5,100)
 Deferred                                                           --         (12,000)          5,100
                                                          ------------    ------------    ------------
                                                                    --              --              --
                                                          ------------    ------------    ------------
NET INCOME                                                $    870,214    $    262,138    $    291,750
                                                          ============    ============    ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK
 (after dividends on cumulative Preferred Stock of
 $236,654, $268,264 and $458,606, respectively)           $    633,560    $     (6,126)   $   (166,856)
                                                          ============    ============    ============

NET INCOME (LOSS) PER SHARE (basic and diluted)           $       0.16    $         --    $      (0.10)
                                                          ============    ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended March 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                  Series A                       Series B
                                              Preferred Stock                 Preferred Stock                  Common Stock
                                          --------------------------- --------------------------------- --------------------------
                                            Shares        Amount            Shares        Amount           Shares         Amount
                                          -----------  -------------  --------------  ----------------  -----------  -------------
     BALANCE, MARCH 31, 1996,
      AS PREVIOUSLY REPORTED               305,200    $      3,052         464,665    $      4,647       8,040,148    $     80,402

      1-for-5 reverse stock split
       effective June 7, 1999                   --              --              --              --      (6,432,118)        (64,322)
                                          --------    ------------    ------------    ------------    ------------    ------------

     BALANCE, MARCH 31, 1996               305,200           3,052         464,665           4,647       1,608,030          16,080

      Net income                                --              --              --              --              --              --
      Shares converted                    (228,249)         (2,282)       (195,201)         (1,952)        537,811           5,378
      Dividends on Series A Preferred
       stock ($.30 per share)                   --              --              --              --              --              --
      Dividends on Series B Preferred
       stock ($.50 per share)                   --              --              --              --              --              --
     Issuance of stock bonus common
       shares                                   --              --              --              --           4,938              50
                                          --------    ------------    ------------    ------------    ------------    ------------

     BALANCE, MARCH 31, 1997                76,951             770         269,464           2,695       2,150,779          21,508
      Net income                                --              --              --              --              --              --
      Shares converted                      (1,470)            (15)         (1,200)            (12)          3,273              33
      Dividends on Series B Preferred
       stock ($.25 per share)                   --              --              --              --              --              --
      Issuance of common stock                  --              --              --              --       1,165,144          11,651
      Issuance of stock bonus common
       shares                                   --              --              --              --           3,390              34
                                          --------    ------------    ------------    ------------    ------------    ------------

     BALANCE, MARCH 31, 1998                75,481             755         268,264           2,683       3,322,586          33,226
      Net income                                --              --              --              --              --              --
      Shares converted                      (1,665)            (17)        (35,400)           (354)         81,333             813
      Dividends on Series B Preferred
       stock ($.85 per share)                   --              --              --              --              --              --
      Issuance of common stock                  --              --              --              --       1,149,425          11,494
      Issuance of stock bonus common
       shares                                   --              --              --              --           3,470              35
                                          --------    ------------    ------------    ------------    ------------    ------------
     BALANCE, MARCH 31, 1999                73,816    $        738         232,864    $      2,329       4,556,814    $     45,568
                                          ========    ============    ============    ============    ============    ============


                                                     Additional                 Total
                                               Paid-in         Retained      Stockholders'
                                               Capital         Deficit          Equity
                                           --------------  --------------  ---------------
     BALANCE, MARCH 31, 1996,
      AS PREVIOUSLY REPORTED                $ 12,082,969    $ (4,852,465)   $  7,318,605

      1-for-5 reverse stock split
       effective June 7, 1999                     64,322              --              --
                                            ------------    ------------    ------------

     BALANCE, MARCH 31, 1996                  12,147,291      (4,852,465)      7,318,605

      Net income                                      --         291,750         291,750
      Shares converted                            (1,144)             --              --
      Dividends on Series A Preferred
       stock ($.30 per share)                         --         (91,542)        (91,542)
      Dividends on Series B Preferred
       stock ($.50 per share)                         --        (232,332)       (232,332)
     Issuance of stock bonus common
       shares                                     23,080              --          23,130
                                            ------------    ------------    ------------

     BALANCE, MARCH 31, 1997                  12,169,227      (4,884,589)      7,309,611
      Net income                                      --         262,138         262,138
      Shares converted                                (6)             --              --
      Dividends on Series B Preferred
       stock ($.25 per share)                         --         (67,066)        (67,066)
      Issuance of common stock                 4,812,322              --       4,823,973
      Issuance of stock bonus common
       shares                                     10,597              --          10,631
                                            ------------    ------------    ------------

     BALANCE, MARCH 31, 1998                  16,992,140      (4,689,517)     12,339,287
      Net income                                      --         870,214         870,214
      Shares converted                              (442)             --              --
      Dividends on Series B Preferred
       stock ($.85 per share)                         --        (201,724)       (201,724)
      Issuance of common stock                 4,913,506              --       4,925,000
      Issuance of stock bonus common
       shares                                      9,735              --           9,770
                                            ------------    ------------    ------------
     BALANCE, MARCH 31, 1999                $ 21,914,939    $ (4,021,027)   $ 17,942,547
                                            ============    ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended March 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


                                                                   1999            1998          1997
                                                                   ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $    870,214   $    262,138   $    291,750
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, amortization, impairment
       and other                                                 2,479,544      1,242,200      1,385,570
      Abandonment of oil and gas properties                           --           88,947         73,528
      Loss (gain) on sale of property and equipment                  2,008         (1,609)        20,400
      Deferred income taxes                                           --          (12,000)         5,100
      Stock bonus                                                    9,770         10,631           --
      Change in:
        Accounts receivable                                     (1,447,947)       (19,692)        49,561
        Inventories and other current assets                      (193,276)        12,179       (102,127)
        Refundable income taxes                                       --           12,000         65,000
        Other assets, net                                          241,701       (109,154)        23,109
        Accounts payable                                           531,242        (62,667)      (521,662)
        Accrued expenses                                           194,735        (70,182)        39,690
        Billings in excess of costs on uncompleted contracts      (302,881)      (166,480)      (167,986)
                                                              ------------   ------------   ------------
          Total adjustments                                      1,514,896        924,173        870,183
                                                              ------------   ------------   ------------
            Net cash provided by operating activities            2,385,110      1,186,311      1,161,933

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (4,824,062)    (2,124,052)    (2,025,561)
  Acquisition of net assets of Kelt Ohio, Inc.                 (16,488,876)          --             --
  Proceeds on sale of property and equipment                       400,000          2,000        198,669
                                                              ------------   ------------   ------------
            Net cash used by investing activities              (20,912,938)    (2,122,052)    (1,826,892)


 The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    Years Ended March 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------




                                                                 1999           1998            1997
                                                                 ----           ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of accounts payable used to finance property
    and equipment additions                                  $       --     $    (87,161)  $    (70,964)
  Borrowings under revolving credit facility                   20,062,370      6,765,265      2,080,000
  (Repayments) borrowings under note payable to
    stockholder                                                      --       (1,453,674)        84,883
  Repayment of borrowings under revolving credit facility      (5,800,000)    (8,840,000)    (1,000,000)
  Payments on long-term debt                                     (107,315)      (106,698)      (140,656)
  Cash paid for deferred financing fees                          (150,000)       (88,223)       (12,900)
  Proceeds from issuance of long-term debt                        177,130         65,031           --
  Net proceeds from issuance of common stock                    4,925,000      4,823,973           --
  Distributions and dividends                                    (201,724)       (67,066)      (323,874)
                                                             ------------   ------------   ------------
      Net cash provided by financing activities                18,905,461      1,011,447        616,489
                                                             ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                     377,633         75,706        (48,470)

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                                          1,578,984      1,503,278      1,551,748
                                                             ------------   ------------   ------------

CASH AND EQUIVALENTS AT END OF YEAR                          $  1,956,617   $  1,578,984   $  1,503,278
                                                             ============   ============   ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                 $  1,763,000   $    887,000   $  1,032,000
    Income taxes                                                  103,000         51,000         52,000

Supplemental disclosures of noncash investing and financing
  activities:
    Long-term debt incurred for the purchase of property
      and equipment                                          $       --     $       --     $    638,000
    Accounts payable incurred for the purchase of property
      and equipment                                                  --           22,000         87,000
    Accounts payable incurred for deferred financing                 --           88,000           --


 The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             A. Organization - North Coast Energy, Inc. ("North Coast"), a Delaware corporation, was formed in August 1988 to engage in the exploration, development and production of oil and gas, the acquisition of producing oil and gas properties, and the organization and management of oil and gas partnerships.

             B. Principles of Consolidation - The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (collectively, "the Company"), North Coast Operating Company ("NCOC") and NCE Securities, Inc. ("NCE Securities"). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership of revenues in these drilling partnerships is as follows:


                  Capital Drilling Fund 1986-1 Limited Partnership                          13.2%

                  North Coast Energy/Capital Appalachian Drilling Program Limited Partnership:
                    1987-1                                                                  51.2%
                    1987-2                                                                  45.1%
                    1988-1                                                                  43.9%
                    1988-2                                                                  48.6%
                    1989                                                                    36.0%

                    North Coast Energy Appalachian Drilling Program Limited Partnership:
                    1990-1                                                                  44.7%
                    1990-2                                                                  36.2%
                    1990-3                                                                  42.3%
                    1991-1                                                                  37.0%
                    1991-2                                                                  33.6%
                    1991-3                                                                  38.2%
                    1992-1                                                                  28.3%
                    1992-2                                                                  37.9%
                    1992-3                                                                  54.0%
                    1993-1                                                                  42.6%
                    1993-2                                                                  38.7%
                    1993-3                                                                  36.7%
                    1994-1                                                                  37.7%
                    1994-2                                                                  29.4%
                    1994-3                                                                  33.5%
                    1995-1                                                                  20.0%
                    1995-2                                                                  20.0%
                    1996-1                                                                  20.0%
                    1996-2                                                                  20.0%
                    1997-1                                                                  38.2%
                    1997-2                                                                  22.1%
                    1998-1                                                                  20.1%


             All significant intercompany accounts and transactions have been eliminated.


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

             C. Cash Equivalents - Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and equivalents balances.

             D. Property and Equipment - Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of- production method based upon estimated proved developed oil and gas reserves, pipelines using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using accelerated methods over 5 to 7 years, building and improvements using accelerated methods over 31.5 years).

             E. Oil and Gas Investments and Properties - The Company uses the successful efforts method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.

                  Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

                  Unproved oil and gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or expired.

                  When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and administrative fees due the Company related to its management of various partnerships. The Company follows SFAS No. 121 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded on a drilling program or property specific basis, as applicable.

                  On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

             F. Revenue Recognition - The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

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

             G. Per Share Amounts - The computation of basic and diluted earnings per share does not assume the conversion of the unconverted Series A (1998 and 1997) and Series B (1999, 1998 and 1997) Preferred stock or the effect of warrants and stock options outstanding (1999, 1998 and 1997) due to either, the average market price of the common shares being lower than the prices of all of the options and warrants currently outstanding, or the effect being anti-dilutive. For the year ended March 31, 1999, the conversion of Series A stock had the effect of increasing the denominator (average outstanding shares) by 17,116 shares.

                  The average number of outstanding shares used in computing basic (diluted) net loss per share was 3,949,818 (3,966,934), 2,821,298 (2,821,298) and 1,648,155 (1,648,155) for the years ended March 31, 1999, 1998 and 1997, respectively.

             H. Risk Factors - The Company operates in an environment with many financial risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the continued ability to market drilling programs, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base, diversify its operations and continue its marketing efforts for and investments in drilling programs is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds.

             I. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

             J. Financial Instruments - The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and debt obligations. The book value of cash and equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility and other debt obligations approximates their fair value as they bear interest at adjustable interest rates which change periodically to reflect market conditions. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk.

             K. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2.      ACQUISITION OF KELT OHIO, INC.

             Effective April 8, 1998, the Company acquired significantly all of the assets and operations and assumed certain liabilities of Kelt Ohio, Inc. ("Kelt") pursuant to a Purchase and Sale Agreement dated April 8, 1998 (as amended May 12, 1998). The assets acquired from Kelt, an oil and gas producer headquartered in Cambridge, Ohio, include approximately 900 natural gas and oil wells, undeveloped acreage, brine disposal facilities, drilling and service rigs, and natural gas compressors and gas gathering systems. The Company funded the acquisition primarily with borrowings under its revolving credit facility.

             The acquisition cost (which includes approximately $16,000,000 paid to Kelt and direct acquisition costs of $488,876 incurred by the Company) was allocated to the net assets acquired based on estimated fair values and no goodwill was recorded. The estimated fair value of tangible assets and liabilities acquired was $17,488,876 and $1,000,000, respectively. The acquisition has been accounted for as a purchase and, accordingly, the operating results related to the acquisition are included in the Company's consolidated statement of operations for significantly all (April 8, 1998 - March 31, 1999) of the Company's fiscal 1999 year.

             The following summary presents fiscal 1998 pro forma consolidated results of operations as if the acquisition had occurred on April 1, 1997 and includes adjustments for estimated amounts of depreciation, depletion and amortization of fixed assets acquired based on their estimated fair values and increased interest expense. The pro forma amounts include Kelt's operation based on Kelt's fiscal year ended December 31, 1997. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 2.      ACQUISITION OF KELT OHIO, INC. (CONTINUED)


                                                                            (Unaudited)
                                                                            Year Ended
                                                                          March 31, 1998
                                                                          --------------
             REVENUES                                                      $ 13,211,603

             COSTS AND EXPENSES                                              10,860,061
                                                                           ------------
             INCOME FROM OPERATIONS                                           2,351,542

             OTHER INCOME                                                        67,562

             OTHER EXPENSE - Interest                                         2,448,094
                                                                           ------------
             NET LOSS                                                      $    (28,990)
                                                                           ============
             NET LOSS, applicable to common stock (after preferred stock
               dividends of $268,264)                                      $   (297,254)

             BASIC AND DILUTED EARNINGS, per common share                  $      (0.11)

             Weighted average number of shares outstanding                    2,821,298


NOTE 3.      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

             Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                             1999      1998
                                                             ----      ----

                Billings on uncompleted contracts         $     -    $ 335,920
                Costs incurred on uncompleted contracts         -       33,039
                                                          -------    ---------
                                                          $     -    $ 302,881
                                                          =======    =========

             At March 31, 1999, all contracts were completed.

NOTE 4.      LEASE COMMITMENTS

             Prior to the year ended March 31, 1999, the Company leased real and personal property under operating leases. Total rental expense under the operating leases for the years ended March 31, 1998 and 1997 amounted to approximately $6,000 and $43,000, respectively. In 1997 rent expense of approximately $34,000 was incurred pursuant to the lease of the Company's previous corporate headquarters from one of the Company's stockholders. There was no rental expense incurred for any operating leases for the year ended March 31, 1999 and the Company has no noncancelable operating leases which require future minimum rental payments.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 5.      LONG-TERM DEBT

             Long-term debt consists of the following at March 31:

                                                                         1999          1998
                                                                         ----          ----

             Revolving credit notes payable - bank                   $20,827,635   $ 6,565,265

             Mortgage note payable to a bank, secured by land
              and a building, requiring monthly payments of
              approximately $1,019 (including interest at 8%)
              through July 2003                                           44,290        52,571

             Mortgage note payable to a bank, secured by land
              and a building, requiring monthly payments of
              approximately $5,248 (including interest at 8.58%)
              through May 2001. Thereafter, the balance of the
              note will be amortized over a ten-year period, at
              an interest rate to be renegotiated every five years       487,673       507,404

             Various installment notes payable in aggregate
              monthly installments (including interest) of $6,984
              at March 31, 1999, through 2004                            231,924       134,095
                                                                     -----------   -----------
                                                                      21,591,522     7,259,335
             Less current portion                                         97,600        88,300
                                                                     -----------   -----------
                                                                     $21,493,922   $ 7,171,035
                                                                     ===========   ===========




             On February 9, 1998, the Company entered into an agreement with ING (U.S.) Capital LLC (successor in interest to ING (U.S.) Capital Corporation) ("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at March 31, 1999), as defined. At March 31, 1999, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 1999 were $4,022,365 and may subsequently change based upon the semi-annual reserve study and borrowing base determination.

             In June 1999, the Company and ING Capital entered into an amended credit agreement that extended the commitment period until and including July 2, 2000. At the termination of the commitment period, borrowings on the note are due and payable in 20 equal quarterly installments beginning in September 2000. ING Capital has indicated to the Company that sometime in the future it will discontinue lending to the oil and gas industry. The Company is currently in the process of reviewing its options and financing needs with several prospective lenders.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 7.65% and 8.5% at March 31, 1999 and March 31, 1998, respectively. The weighted average interest rate on these borrowings was 8.3%, 10.1% and 9.9% for the years ended March 31, 1999, 1998 and 1997, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. Additionally, the Company is restricted from paying cash dividends on any of its common stock under the terms of its credit facility. The Company was in compliance with all covenants and restrictions at March 31, 1999.

             The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

             Future maturities of long-term debt for the years ended March 31 are as follows:



                         Fiscal 2000                         $     97,600
                         Fiscal 2001                            3,226,261
                         Fiscal 2002                            4,257,981
                         Fiscal 2003                            4,245,190
                         Fiscal 2004                            4,212,994
                         Thereafter                             5,551,496
                                                             ------------
                                                             $ 21,591,522
                                                             ============



             The carrying amount of the Company's long-term debt approximates fair value, as all of the Company's significant debt instruments carry adjustable interest rates which change periodically to reflect market conditions.

NOTE 6.      STOCKHOLDERS' EQUITY

             A.   Sale of Common Stock

                  In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON International bv ("NUON"), a limited liability company organized under the laws of the Netherlands, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1998, NUON exercised its option under the Agreement to purchase an additional 1,149,425 shares of common stock for $5,000,000 which increased NUON's ownership to 51% of the Company's outstanding common stock. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, NUON may purchase an additional 1,149,426 shares of common stock by September 30, 1999 to bring its total ownership to 3,448,277 shares of the Company's common stock.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             A.   Sale of Common Stock (Continued)

                  The proceeds from the sale of common stock was utilized to reduce the amount outstanding under the Company's Credit Facility with the remaining proceeds being used for working capital purposes.

             B.   Preferred Stock

                  The Board of Directors of North Coast has designated 563,270 shares of the 2,000,000 shares of preferred stock authorized as Series A, 6% Convertible Noncumulative Preferred stock (Series A Preferred stock) and 625,000 shares of Preferred stock as Series B, Cumulative Convertible Preferred stock (Series B Preferred stock).

                  Stockholders of Series A Preferred stock are entitled to vote such shares on any and all matters submitted to a vote of the stockholders of the Company based upon the number of votes such stockholders would have if the Series A Preferred stock had been converted into shares of common stock of the Company. Holders of shares of Series A Preferred stock are entitled to receive, when and if declared by the Board of Directors, noncumulative cash dividends at an annual rate of $.60 per share. Shares of Series A Preferred stock are senior to shares of common stock with respect to such cash dividends and junior to shares of Series B Preferred stock.

                  Series A Preferred stock is convertible, at the stockholder's option, into shares of common stock at the conversion rate of .46 shares of common stock for each share of Series A Preferred stock converted.

                  All of, but not less than all, the outstanding shares of Series A Preferred stock shall, at the option of North Coast, be converted into fully paid and nonassessable shares of common stock at the conversion price, upon the consummation of the sale of shares of common stock of North Coast pursuant to an effective registration statement under the Securities Act of 1933, as amended; provided that such sale yields gross proceeds to the Corporation of not less than $5,000,000 and is made at a public offering price per share of not less than 1.5 times the conversion price in effect on such date.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             B.   Preferred Stock (Continued)

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

                  Holders of shares of Series B Preferred stock are entitled to receive, when, as and if declared by the Board of Directors, cash dividends at an annual rate of $1.00 per share, payable quarterly.

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

                  Generally, each outstanding share of Series B Preferred stock has no vote, however in certain instances required by Delaware General Corporation Law or by the certificate of designation, each share will be entitled to one-fifth vote, excluding shares held by the Company or any entity controlled by the Company, which shares shall have no voting rights. So long as any Series B Preferred stock is outstanding, the Company cannot, without the affirmative vote of the holders of at least 66 2/3 percent of all outstanding shares of Series B Preferred stock, voting separately as a class, (i) amend, alter or repeal any provision of the Company's Restated Certificate of Incorporation or Bylaws so as to affect adversely the relative rights, preferences, qualifications, limitations or restrictions of the Series B Preferred stock,
                  (ii) authorize or issue, or increase the authorized amount of, any additional class or series of stock of the Corporation, or any security convertible into stock of such class or series, having rights senior to the Series B Preferred stock as to dividends or liquidation, or (iii) effect any reclassification of the Series B Preferred stock. Additionally, the Series A Preferred stock's certificate of designation restricts the ability to significantly modify the Company's capital structure where such modification could be at a detriment to the Series B Preferred stockholders.

                  Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors to the Board of Directors, as defined. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined. The amount of dividends in arrears attributable to Series B Preferred is $326,010 ($1.40 per share) as of March 31, 1999.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 6.      STOCKHOLDERS' EQUITY (CONTINUED)

             B.   Preferred Stock (Continued)

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

                  The holders of Series B Preferred stock have the right, exercisable at their option, to convert any or all of such shares into 1.311 (1.15 per share of Preferred stock plus .161 per share related to Preferred dividends in arrears at March 31, 1999) shares of common stock.

                  In fiscal 1997, the Company commenced a conversion offer to its Preferred shareholders (Series A and B) to convert their shares into common stock with additional shares offered as an incentive. Pursuant to the conversion offer in fiscal 1997, 228,249 shares of Preferred Series A were tendered and exchanged for 228,249 shares of common stock and 195,201 shares of Preferred Series B were tendered and exchanged for 309,562 shares of common stock.

             C.   Common Stock Warrants

                  Warrants issued in connection with the Series B Preferred stock entitled the holders thereof to purchase .23 shares of common stock with each warrant at a price of $13.05 per share, as defined. The warrants issued in connection with the Series B Preferred stock expired on December 18, 1997. There were 2,500,000 Series B warrants outstanding at March 31, 1997.

                  The Company has granted Range Resources, a shareholder of the Company, certain warrants to purchase 40,000 shares of common stock at $6.00 per share and 60,000 shares of common stock at $5.00 per share, as defined. These warrants were exercisable on June 13, 1995 and expire on or have expired on June 13, 2000 and 1998, respectively. The warrants may be redeemed by the Company for $.50 per share at its option upon 30 days written notice.

                  In fiscal 1999 and 1998, in conjunction with the NUON Agreement, the Company issued (each year) warrants to purchase 26,800 shares of common stock for $4.375 per share. The Company is obligated to issue additional warrants to purchase 26,800 additional shares of common stock for $4.375 per share if NUON purchases an additional 1,149,426 shares of common stock by September 30, 1999. These warrants (half of which are issued or issuable to a director/officer) expire five years from date of issuance.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             D.   Series B Unit Warrants

                  In connection with the issuance of the Series B Preferred stock, the underwriter of the issue received 50,000 warrants to purchase Series B Units at $12.00 per unit. A Series B Unit consists of one share of Series B Preferred stock and five warrants to purchase .23 shares of common stock at $13.05 per share. These warrants expired, with none being exercised, on December 18, 1997.

             E.   Stock Options and Stock Appreciation Rights

                  North Coast has a stock option plan ("the Option Plan") to provide incentives to stimulate interest in the development and financial success of the Company. The Option Plan provides for the granting of stock options to purchase common stock at an option price determined by North Coast's Compensation Committee ("the Committee"). Options granted during 1999, 1998 and 1997 have been at fair market value of the stock at the date of grant. The Committee shall determine the expiration date but no option shall be exercisable for a period of more than 10 years. The aggregate fair market value of the common stock exercisable for the first time during any calendar year shall not exceed $100,000. Options granted under the Option Plan terminate upon the employee leaving the Company. The Company, from time to time, may issue additional options outside the plan. The plan expires August 17, 1999.

                  Stock option transactions during 1999, 1998 and 1997 are summarized as follows:


                                                          Options             Price
                                                        Outstanding           Range
                                                        -----------        -----------
                         March 31, 1996                    99,966

                         Options exercised                    (20)               $3.90
                         Options granted                    3,620                $3.90
                         Options canceled                    (895)         $3.90-$6.90
                                                          -------

                         March 31, 1997                   102,671

                         Options exercised                    (50)                $3.90
                         Options canceled                 (41,273)         $3.90-$24.55
                                                          -------

                         March 31, 1998                    61,348

                         Options granted                   20,000                $4.38
                         Options canceled                 (46,428)         $3.90-$8.10
                                                          -------

                         March 31, 1999                    34,920
                                                          =======


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 6.      STOCKHOLDERS' EQUITY (CONTINUED)

             E.   Stock Options and Stock Appreciation Rights (Continued)

                  In the year ended March 31, 1999, the Company granted 20,000 options to a Company director at $4.375 per share with 6,667 shares vesting on that date and 6,667 vesting each year after.

                  A summary of stock options outstanding and exercisable at March 31, 1999 follows:

                                                                            Options      Option
                            Exercisable at March 31, 1999 through:        Outstanding     Price
                            --------------------------------------        -----------     -----
                            January 18, 2000                                  3,500       $8.10
                            May 17, 2001                                      8,740       $4.90
                            March 19, 2003                                      920       $6.90
                            September 4, 2006                                 1,760       $3.90
                            April 15, 2003                                    6,667       $4.38
                                                                             ------
                                                                             21,587
                            Non vested options                               13,333       $4.38
                                                                             ------

                                 Total                                       34,920
                                                                             ======



                  Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price payable, as defined. No stock appreciation rights have been awarded under the plan.

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income per share would not change.

             F.   Stock Bonus Plan

                  The Company has a Key Employees Stock Bonus Plan ("the Bonus Plan") to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock which may be issued as bonuses shall be 46,000 shares of common stock, as defined. The expenses of administering the Bonus Plan shall be borne by the Company. The Bonus Plan will terminate on February 1, 2001. The Company issued 3,470 and 3,340 shares of common stock related to this plan during fiscal 1999 and 1998, respectively, and 25,120 shares of common stock since inception.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 6.      STOCKHOLDERS' EQUITY (CONTINUED)

             G.   Reverse Stock Split

                  On March 17, 1999, the Company's Board of Directors authorized a 1-for-5 reverse split of its common stock effective June 7, 1999 for stockholders of record at the close of business on May 12, 1999. The par value of the common stock was not changed. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the reverse stock split.

NOTE 7.      INCOME TAXES

             The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

             Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:


                                                  1999                  1998                   1997
                                         -------------------- ---------------------- --------------------
                                           Amount       %        Amount        %        Amount        %
                                         ----------- -------- ------------- -------- ------------- ------
               Provision based on
                 the statutory rate      $ 296,000    34.0       $ 89,000    34.0       $ 99,000     34.0

               Tax effect of:
                 Statutory depletion      (306,000)  (35.2)      (132,000)  (50.4)      (143,000)   (49.0)
                 Other - net                10,000     1.2         43,000    16.4         44,000     15.0
                                         ---------   -----       --------   -----       --------    -----

                      Total              $       -       -       $      -       -       $      -        -
                                         =========   =====       ========   =====       ========    =====

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             The components of the net deferred tax liability as of March 31, 1999 and 1998 were as follows:

                                                                      1999            1998
                                                                      ----            ----
               DEFERRED TAX LIABILITIES
                Property and equipment                            $(1,322,000)     $ (389,000)
                Other, net                                                  -         (30,200)
                                                                  -----------      ----------
                 Total deferred tax liabilities                    (1,322,000)       (419,200)

               DEFERRED TAX ASSETS
                Alternative minimum tax credit carryforwards          397,000         397,000
                Net operating loss carryforwards                    1,181,000         640,000
                Other financial reserves                               57,000          30,000
                Less:  valuation allowance                           (622,200)       (957,000)
                                                                  -----------      ----------
                 Total deferred tax assets                          1,012,800         110,000
                                                                  -----------      ----------
                 Net deferred tax liability                       $  (309,200)     $ (309,200)
                                                                  ===========      ==========





             As of March 31, 1999, the Company had operating loss, percentage depletion and alternative minimum tax credit carryforwards of approximately $3,500,000, $1,900,000 and $397,000, respectively.
             The 34% tax effect of the percentage depletion carryover has been shown as a reduction of the deferred tax liability related to property and equipment in the above presentation. The operating loss carryforwards begin to expire in 2012. The percentage depletion and alternative minimum tax carryforwards can be carried forward indefinitely. Realization of these items is subject to certain limitations and is contingent upon future earnings. Additionally, a significant portion of the carryforwards may be subject to limitations imposed by Internal Revenue Code Section 382, which could further restrict the Company's utilization and realization of such carryforwards. Due to the uncertainty of the realization of certain tax carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of $622,200.

NOTE 8.      PROFIT SHARING PLAN

             The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter. Contributions of approximately $50,000, $30,000 and $20,000 were accrued or paid for the years ended March 31, 1999, 1998 and 1997, respectively.

             North Coast provides no significant post-retirement and/or post-employment benefits other than the profit sharing plan discussed above.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 9.      OTHER COMMITMENTS AND CONTINGENCIES

             North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and saleslines additions) of the partnerships as they are incurred. At March 31, 1999, management estimates the commitment to fund such costs to be approximately $438,000. The commitment is expected to be funded by September 30, 1999.

             The Company shares in unlimited liability to third parties with respect to the operations of the partnerships it has sponsored and may be liable to limited partners for losses attributable to breach of fiduciary obligations. In certain partnerships, certain investors have participated as co-general partners in such partnerships. To make such investments more acceptable to potential investors (from a standpoint of risks to such investors), North Coast has agreed to indemnify these investor-general partners from any partnership liability which they may incur in excess of their contributions.

             The Company has entered into employment contracts with certain of its officers that provide for a minimum annual salary and incentives based on the Company's sales and profitability. The commitment, including minimum incentives, amounts to $330,000, $330,000 and $430,000, respectively, for the years ending March 31, 1999, 1998 and 1997 plus CPI adjustments. In addition, each employment contract provides for: reimbursement of certain business expenses; life insurance of $1,000,000; disability benefits for a stated period of time as defined; and termination benefits of between one and three years' salary.

             Subsequent to March 31, 1999, Charles M. Lombardy, Jr., the Chief Executive Officer of the Company, was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with the Company. Additionally, Lombardy received a ten year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock. The Company, also subsequent to year-end, escrowed approximately $800,000 for the payment of dividend arrearages associated with the Series B Preferred stock and the purchase of the former Chief Executive Officer's common shares. The Company is obligated to purchase the 107,301 common shares for $470,000 if NUON does not exercise its option to purchase such shares. If NUON does exercise their option to purchase these shares, it will directly reduce the amount of common shares NUON would be required to purchase under the NUON Agreement (see Note
             6A).

NOTE 10.     INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

             North Coast and its subsidiaries operate in a single industry segment, the acquisition, exploration and development of oil and gas properties. North Coast and its subsidiaries both originate and acquire prospects and drill, or cause to be drilled, such prospects through joint drilling arrangements with other independent oil companies or through limited partnerships sponsored by the Company.

             The Company's revenue is derived from oil and gas production and oil and gas related activities. Gas production revenues represented 96%, 93% and 89% of total oil and gas production revenues for the years ended March 31, 1999, 1998 and 1997, respectively. In 1999
             (1998), the Company sold gas to major purchasers that accounted for 52% (32%) and 13% (21%) of its gas production revenues. In 1997, the Company sold gas to major purchasers that accounted for 18%, 18% and 12%, respectively, of its gas production revenues. A significant portion of trade accounts receivable at March 31, 1999 and 1998 was attributable to these purchasers.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 11.     RELATED PARTY TRANSACTIONS

             The Company believes that the terms of related party transactions are as favorable to the Company as could have been obtained from unaffiliated third parties.

             Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships. Significantly all of the Company's revenues, other than oil and gas production revenue, are generated from or a result of the organization and management of oil and gas partnerships sponsored by the Company. During the year ended March 31, 1999, the Company acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $450,000.

             During fiscal 1999, a company owned by an employee of the Company repaired two compressors for $51,000 and the Company paid a $37,500 finder's fee to an employee. During fiscal 1998, the Company purchased wells and a pipeline from a shareholder for $62,000, purchased 28 wells from an employee for $339,000 and paid a $75,000 finder's fee to an employee.

NOTE 12.     ACCOUNTING STANDARDS

             In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changed the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of the adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                             PRODUCING ACTIVITIES

                                                                           March 31,
                                                          ------------------------------------------
                                                              1999           1998           1997
                                                              ----           ----           ----
                 Proved oil and gas properties            $ 42,964,679   $ 25,754,748   $ 24,290,505

                 Accumulated depreciation, depletion,
                 amortization and impairment               (12,742,541)   (10,892,238)   (10,488,719)
                                                          ------------   ------------   ------------

                 Net capitalized costs                    $ 30,222,138   $ 14,862,510   $ 13,801,786
                                                          ============   ============   ============




               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                           Year Ended March 31,
                                                --------------------------------------
                                                     1999          1998         1997
                                                     ----          ----         ----
                 Property acquisition costs     $ 13,687,040     $ 277,742   $ 124,384
                 Exploration costs                   110,295       194,503     121,809
                 Development costs                 4,125,422     2,149,440   1,477,312


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


             RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                 March 31,
                                                                 -------------------------------------------
                                                                     1999           1998           1997
                                                                     ----           ----           ----
                 Oil and gas production                          $ 7,233,763    $ 3,013,929    $ 3,137,556
                 (Loss) gain on sale of oil and gas properties        (2,008)         1,700        (26,031)
                 Production costs                                 (2,601,555)      (840,346)      (777,163)
                 Exploration expenses                               (110,295)      (194,503)      (121,809)
                 Depreciation, depletion, amortization,
                  impairment and other                            (1,863,012)      (627,636)      (695,877)
                 Abandonment of oil and gas properties                    --        (88,947)       (73,528)
                                                                 -----------    -----------    -----------
                                                                   2,656,893      1,264,197      1,443,148

                 Provision for income taxes                          561,056        278,123        347,460
                                                                 -----------    -----------    -----------
                 Results of operations for oil and gas
                  producing activities (excluding corporate
                  overhead and financing costs)                  $ 2,095,837    $   986,074    $ 1,095,688
                                                                 ===========    ===========    ===========



             Provision for income taxes was computed using the statutory tax rates for the years ended March 31, 1999, 1998 and 1997 and reflects permanent differences, including the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision (credit) for the periods.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                     Oil           Gas
                                                                    (BBLS)        (MCF)
                                                                   -------     ----------

                 Balance, March 31, 1996                           195,200     20,048,000

                  Extensions, discoveries and other additions           --      2,267,000
                  Production                                       (16,200)    (1,153,000)
                  Revision of previous estimates                   (58,800)    (3,121,000)
                  Sales of minerals in place                            --     (1,082,000)
                                                                   -------     ----------

                 Balance, March 31, 1997                           120,200     16,959,000

                  Extensions, discoveries and other additions        3,000      1,333,000
                  Production                                       (13,900)    (1,116,000)
                  Revision of previous estimates                    26,400      1,153,000
                  Sales of minerals in place                            --       (527,000)
                                                                   -------     ----------

                 Balance, March 31, 1998                           135,700     17,802,000

                  Extensions, discoveries and other additions      264,100     34,976,000
                  Production                                       (28,100)    (2,688,000)
                  Revision of previous estimates                    53,500      2,682,000
                  Sales of minerals in place                            --       (251,000)
                                                                   -------     ----------

                 Balance, March 31, 1999                           425,200     52,521,000
                                                                   =======     ==========

                 PROVED DEVELOPED RESERVES
                  March 31, 1996                                   151,800     16,303,000
                  March 31, 1997                                   120,200     14,472,000
                  March 31, 1998                                   126,700     15,087,000
                  March 31, 1999                                   322,700     41,214,000

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                                          March 31,
                                                                    ----------------------------------------------------
                                                                         1999                1998               1997
                                                                         ----                ----               ----
                 Future cash inflows from sales of oil
                  and gas                                           $ 142,552,000       $ 46,349,000       $ 44,379,000
                 Future production and development
                  costs                                               (58,702,000)       (15,175,000)       (15,442,000)
                 Future income tax expense                            (24,774,000)        (8,959,000)        (8,145,000)
                                                                    -------------       ------------       ------------

                 Future net cash flows                                 59,076,000         22,215,000         20,792,000
                 Effect of discounting future net cash
                  flows at 10% per annum                              (33,650,000)       (11,557,000)       (10,447,000)
                                                                    -------------       ------------       ------------
                 Standardized measure of discounted
                  future net cash flows                             $  25,426,000       $ 10,658,000       $ 10,345,000
                                                                    =============       ============       ============




                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                                                    Year Ended March 31,
                                                                     -------------------------------------------------
                                                                         1999               1998              1997
                                                                         ----               ----              ----

                 Balance, beginning of year                          $ 10,658,000       $ 10,345,000      $ 13,262,000
                 Extensions, discoveries and other
                  additions                                            24,948,000            728,000         1,301,000
                 Sales of oil and gas, net of production
                  costs                                                (4,632,000)        (2,173,000)       (2,355,000)
                 Net changes in prices and production
                 costs                                                 (3,058,000)            26,000        (3,567,000)
                 Revisions of previous quantity
                  estimates                                             2,272,000          1,122,000        (1,477,000)
                 Sales of minerals in place                              (107,000)          (259,000)         (859,000)
                 Net change in income taxes                            (6,367,000)          (246,000)        2,257,000
                 Accretion of discount                                  1,066,000          1,035,000         1,326,000
                 Other                                                    646,000             80,000           457,000
                                                                     ------------       ------------      ------------
                 Balance, end of year                                $ 25,426,000       $ 10,658,000      $ 10,345,000
                                                                     ============       ============      ============

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

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

             The estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage includes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation and which North Coast expects to drill in the near future using prices, operating costs and development costs expected in the area of interest. The quantities for fiscal 1999, 1998 and 1997 were reviewed by an independent petroleum engineering firm.

             The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. It is not intended to be representative of the fair market value of the Company's proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cased this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH COAST ENERGY, INC.

By /s/ Saul Siegel                Chief Executive Officer                        June 21, 1999
------------------
Saul Siegel

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                                 Date
---------                                       -----                                 ----
/s/ Saul Siegel                   Chief Executive Officer and Director           June 21, 1999
-------------------------         (principal executive officer)
Saul Siegel

/s/ Garry Regan                   Chairman of the Board;                         June 21, 1999
-------------------------         President and Director
Garry Regan

/s/ Timothy Wagers                Treasurer and Chief Financial Officer          June 21, 1999
-------------------------         (principal accounting and financial officer)
Timothy Wagers

/s/ Leo J.M.J. Blomen             Director                                       June 24, 1999
-------------------------
Leo J.M.J. Blomen

                                  Director                                       June   , 1999
-------------------------
Jos J.M. Smits

/s/ Ralph L. Bradley              Director                                       June 24, 1999
-------------------------
Ralph L. Bradley

-------------------------         Director                                       June __, 1999
John H. Pinkerton

/s/ C. Rand Michaels              Director                                       June 24, 1999
-------------------------
C. Rand Michaels

/s/ Dominic A. Visconsi           Director                                       June 21, 1999
-------------------------
Dominic A. Visconsi

/s/ Carel Kok                     Director                                       June 24, 1999
-------------------------
Carel Kok

/s/S.F.E. (Bas) Rosenbaum         Director                                       June 24, 1999
-------------------------
S.F.E. (Bas) Rosenbaum



                                  Exhibit Index
                                  -------------


Exhibit                                                                                               Sequential
Number                     Description of Documents                                                      Page
------                     ------------------------                                                      ----


  3.1         Certificate of Incorporation of the Registrant dated August 30, 1988.                       (B)

  3.2         Certificate of Stock Designation of the Registrant filed September 12, 1988.                (B)

  3.3         Certificate of Stock Designation of the Registrant filed September 14, 1989.                (B)

  3.4         Certificate of Correction filed March 22, 1991.                                             (C)

  3.5         Certificate of Amendment to Certificate of Incorporation filed November 4, 1992.            (A)

  3.6         Certificate of Stock Designation filed December 29, 1992.                                   (D)

  3.7         Certificate of Amendment to Certificate of Incorporation filed August 29, 1994.             (G)

  3.8         Certificate of Amendment of Certificate of Incorporation filed December 16, 1998.           (J)

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

 10.4         North Coast Energy, Inc. Key Employees Stock Bonus Plan.                                    (B)

 10.5         Stock Option Agreement dated as of May 17, 1991 between Registrant and Timothy              (C)
              Wagers.

 10.6         Stock Option Agreement dated as of May 17, 1991 between the Registrant and                  (C)
              Thomas A. Hill.

 10.7         Option Agreement dated February 22, 1994 by and between Registrant and                      (E)
              Charles M. Lombardy, Jr.

 10.8         Option Agreement dated February 22, 1994 by and between Registrant and Garry Regan.         (E)

 10.9         Warrant to purchase 200,000 shares of Common Stock of the Company.                          (G)

 10.10        Warrant to purchase 300,000 shares of Common Stock of the Company.                          (G)

 10.11        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (H)
              Charles M. Lombardy, Jr.

 10.12        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (H)
              Garry Regan.



 10.13        Open End Mortgage and Promissory Note by and between ING Capital and                          -
              the Company dated February 9, 1998.


Exhibit                                                                                               Sequential
Number                    Description of Documents                                                      Page
-----                     ------------------------                                                      ----

10.14         Purchase and Sale Agreement dated April 8, 1998 between Kelt Ohio, Inc., and                (I)
              North Coast Energy, Inc.

10.15         Ratification and Amendment to Purchase and Sale Agreement dated May 12, 1998                (I)
              between Kelt Ohio, Inc., and North Coast Energy, Inc.

10.16         First Amendment to Credit Agreement and Promissory Note dated May 29,                       (I)
              1998 between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

10.17         Second Amendment to Credit Agreement and Promissory Note dated September                     -
              2, 1998 between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

10.18         Warrants to purchase 300,000 shares (pre-split) of Common Stock of the Company.              -

10.19         Separation Agreement dated April 30, 1999 by and among North Coast Energy, Inc.,
              NUON International, bv, Charles M. Lombardy, Jr., and Betty M. Lombardy.                     -

10.20         Third Amendment to Credit Agreement and Promissory Note dated June 23, 1999                  -
              between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

21.1          List of Subsidiaries.                                                                       (E)

23.1          Consent of Hausser + Taylor LLP.                                                             _

23.2          Consent of Arthur Andersen LLP.                                                              _

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

  (I) Incorporated herein by reference to the appropriate exhibit to the Registrant's Report on Form 8-K dated June 12, 1998.

  (J) Incorporated herein by reference to the appropriate exhibits to the Company's Registration Statement on Form S-1 (File No. 33-71855).


*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.