Form 10-Q
period 1999-06-30
NORTH COAST ENERGY INC / DE/
filed 1999-08-16
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                  Yes ___  No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT AUGUST 10, 1999
----------------------------                    ------------------------------
Common Stock, $.01 par value                              4,557,366

                            NORTH COAST ENERGY, INC.


                                                                        PAGE NO.
                                                                        --------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
  June 30, 1999 (Unaudited) and March 31, 1999 (Audited)                   2

Unaudited Consolidated Statements of Operations -
  For the Three Months Ended June 30, 1999 and 1998                        4

Unaudited Consolidated Statements of Cash Flows -
  For the Three Months Ended June 30, 1999 and 1998                        5

Unaudited Notes to Consolidated Financial Statements                       7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               11


PART II - OTHER INFORMATION                                               17

\



                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        June 30, 1999 and March 31, 1999

                                   (Unaudited)

                                     ASSETS

                                                                  June 30,            March 31,
                                                                    1999                 1999
                                                                ------------        ------------
CURRENT ASSETS:
   Cash and equivalents (including restricted
     cash of $800,000 at June 30, 1999)                         $  2,759,554        $  1,956,617
   Accounts receivable:
     Trade, net                                                    2,728,547           2,740,394
     Affiliates                                                      124,909             115,278
   Inventories                                                       209,787             210,556
   Deferred income taxes                                              57,000              57,000
   Refundable income taxes                                            38,000              38,000
   Prepaid expenses                                                  220,000             180,000
                                                                ------------        ------------

         Total current assets                                      6,137,797           5,297,845



PROPERTY AND EQUIPMENT, at cost:
   Land                                                               97,822              97,822
   Oil and gas properties (successful efforts)                    43,414,305          42,964,679
   Pipelines                                                       6,648,529           6,543,928
   Vehicles                                                        1,034,947             937,613
   Furniture and fixtures                                            595,051             588,473
   Buildings and improvements                                        828,925             823,225
                                                                ------------        ------------
                                                                  52,619,579          51,955,740

   Less accumulated depreciation, depletion, amortization
     and impairment                                              (16,005,214)        (15,537,255)
                                                                ------------        ------------
                                                                  36,614,365          36,418,485


OTHER ASSETS
   Advanced royalties                                              1,530,000           1,570,000
   Other, net                                                        267,402             287,137
                                                                ------------        ------------
                                                                   1,797,402           1,857,137
                                                                ------------        ------------
                                                                $ 44,549,564        $ 43,573,467
                                                                ============        ============

       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        June 30, 1999 and March 31, 1999

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30,           March 31,
                                                                                        1999                1999
                                                                                    ------------        ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                                $    118,700        $     97,600
   Accounts payable                                                                    1,958,223           2,355,982
   Accrued expenses                                                                      367,934             444,808
   Billings in excess of costs on uncompleted contracts                                       --                  --
                                                                                    ------------        ------------

         Total current liabilities                                                     2,444,857           2,898,390
                                                                                    ------------        ------------

LONG-TERM DEBT, net of current portion                                                23,542,628          21,493,922

ACCRUED PLUGGING LIABILITY                                                               872,408             872,408

DEFERRED INCOME TAXES, NET                                                               366,200             366,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,816 issued and
     outstanding (aggregate liquidation value of $738,160)                                   738                 738
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 232,864 issued and outstanding
     (aggregate liquidation value $2,328,640, plus dividends in arrears
     of $326,010)                                                                          2,329               2,329
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                   --                  --
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 4,557,217 and  4,556,814 issued and outstanding                          45,572              45,568
   Additional paid-in capital                                                         21,914,935          21,914,939
   Retained deficit                                                                   (4,640,103)         (4,021,027)
                                                                                    ------------        ------------

         Total stockholders' equity                                                   17,323,471          17,942,547
                                                                                    ------------        ------------

                                                                                    $ 44,549,564        $ 43,573,467
                                                                                    ============        ============


       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  For The Periods Ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                        1999                1998
                                                                                     -----------        -----------
REVENUE:
  Oil and gas production                                                             $ 1,511,866        $ 1,564,912
  Drilling revenues                                                                           --            326,958
  Well operating, transportation and other                                               745,568            404,056
  Administrative and agency fees                                                         157,035            210,132
                                                                                     -----------        -----------
                                                                                       2,414,469          2,506,058
COSTS AND EXPENSES:
  Oil and gas production expenses                                                        606,534            562,264
  Drilling costs                                                                         104,385            395,177
  Oil and gas operations                                                                 561,395            248,870
  General and administrative expenses                                                    803,975            444,126
  Depreciation, depletion, amortization,
     impairment and other                                                                480,331            517,927
                                                                                     -----------        -----------
                                                                                       2,556,620          2,168,364
                                                                                     -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                                           (142,151)           337,694

OTHER INCOME (EXPENSES)
  Interest income                                                                         17,189             17,069
  Other                                                                                      561              1,151
  Gain (loss) on sale of property and equipment                                             (177)              (508)
  Interest expense                                                                      (436,281)          (451,904)
                                                                                     -----------        -----------
                                                                                        (418,708)          (434,192)
                                                                                     -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                       (560,859)           (96,498)

PROVISION FOR TAXES ON INCOME
  Current                                                                                     --                 --
  Deferred                                                                                    --                 --
                                                                                     -----------        -----------
                                                                                              --                 --
                                                                                     -----------        -----------

NET INCOME (LOSS)                                                                    $  (560,859)       $   (96,498)
                                                                                     ===========        ===========

NET INCOME (LOSS), applicable to common stock
    (after preferred stock dividends paid or in
    arrears of $58,216 and $67,066 for the three
    months ended June 30, 1999  and 1998)                                            $  (619,075)       $  (163,564)
                                                                                     ===========        ===========

NET INCOME (LOSS) PER SHARE
    (basic and diluted)                                                              $      (.14)       $      (.05)
                                                                                     ===========        ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                                         4,556,920          3,322,586
                                                                                     ===========        ===========


   The accompanying notes are an integral part of these Financial Statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For The Three Months Ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                        June 30,           June 30,
                                                                          1999                1998
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (560,859)       $    (96,498)
  Adjustments to reconcile net loss to cash provided (used) by operating activities-
     Depreciation, depletion, amortization and other                      480,331             517,927
     (Gain) loss on sale of property and equipment                            177                 508
     Change in:
       Accounts receivable                                                  2,216            (819,074)
       Inventories and other current assets, net                          (39,231)            (75,286)
       Other assets                                                        48,660            (388,634)
       Accounts payable                                                  (397,759)            (38,569)
       Accrued expenses                                                   (76,874)            (35,584)
        Billings in excess of costs on uncompleted contracts                   --            (302,881)
                                                                     ------------        ------------

       Total adjustments                                                   17,520          (1,141,593)
                                                                     ------------        ------------

       Net cash provided (used) by operating activities                  (543,339)         (1,238,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (665,314)        (16,325,698)
                                                                     ------------        ------------

       Net cash used for investing activities                            (665,314)        (16,325,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility                            2,000,000          17,962 370
  Repayments of borrowings under revolving credit facility                     --            (500,000)
  Payments on long-term debt                                              (25,885)            (29,210)
  Cash paid for deferred financing cost                                        --            (150,000)
  Proceeds from issuance of long-term debt                                 95,691              31,366
  Distributions and dividends                                             (58,216)            (26,826)
                                                                     ------------        ------------
       Net cash provided by financing activities                     $  2,011,590        $ 17,287,700
                                                                     ------------        ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          $    802,937        $   (276,089)


   The accompanying notes are an integral part of these Financial Statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                For The Three Months Ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                                 1999             1998
                                                                              ----------       ----------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   $1,956,617       $1,578,984
                                                                              ----------       ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $2,759,554       $1,302,895
                                                                              ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                  $  411,887       $  353,889
    Income taxes                                                              $   15,234       $   21,086




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

         Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            51.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            45.1%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            43.9%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            48.6%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      36.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    44.7%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    36.2%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    42.3%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    37.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    33.6%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    28.3%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    37.9%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    54.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.  Summary of Accounting Policies (Continued)

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    42.6%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    38.7%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    36.7%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    37.7%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    29.4%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    33.5%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership                    22.1%
         North Coast Energy 1998-1 Appalachian Drilling Program Limited Partnership                    20.1%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.  Long-Term Debt

                                                                                 JUNE 30, 1999         MARCH 31, 1999
                                                                                 -------------         --------------
           Long-term debt consists of the following:

             Revolving credit notes payable - bank                                $22,827,635          $ 20,827,635

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003.                      42,620                44,290

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58% renegotiated every 5 years)     .    480,977               487,673

             Various installment notes payable, in aggregate monthly
             installments (including interest) of $12,500 at June 30, 1999,
             and $7,500 at March 31, 1999.                                            310,096               231,924
                                                                                 ------------            -----------
                                                                                   23,661,328            21,591,522

             Less current portion                                                     118,700                97,600
                                                                                 ------------            -----------
                                                                                 $ 23,542,628            $21,493,922
                                                                                 ============            ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Long-Term Debt (Continued)

        On February 9, 1998, the Company entered into an agreement with ING (US) Capital LLC (successor in interest to ING (US) Capital Corporation)("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at June 30, 1999), as defined. At June 30, 1999, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 1999 were $2,022,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

        In June 1999, the Company and ING Capital entered into an amended credit agreement that extended the commitment period until and including July 2, 2000. At the termination of the commitment period, borrowings on the note are due and payable in 20 equal quarterly installments beginning on September 30, 2000. ING Capital has indicated to the company that sometime in the future it will discontinue lending to the oil and gas industry. The Company is currently in the process of reviewing its options and financing needs with several prospective lenders.

        Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 7.65% and 8.25% at June 30, 1999 and June 30, 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at June 30, 1999.

        The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

        At June 30 and March 31, 1999, all drilling contracts were completed.

Note 4.  Commitment and Contingencies

        The Company and a bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for road bond deposits against damage.

        At June 30, 1999, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $84,000 for tangible well equipment and pipeline construction.

        On April 30, 1999, Charles M. Lombardy, Jr., the Chief Executive Officer of the Company, was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with the Company. Additionally, Lombardy received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock. The Company escrowed approximately $800,000 for the purchase of the former Chief Executive Officer's common shares. The escrowed funds have been reflected as a cash and cash equivalent item on the accompanying Consolidated Balance Sheets. The Company is obligated to purchase the

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

Note 4.  Commitment and Contingencies (continued)

         107,301 common shares for $470,000 if Nuon does not exercise its option to purchase such shares. If Nuon does exercise its option to purchase these shares, it will directly reduce the amount of common shares Nuon would be required to purchase under the Nuon Agreement.

Note 5.  Preferred Dividends

         On June 30, 1999, the Company paid a dividend of $58,216 on the cumulative convertible Series B Preferred Stock. On June 30, 1998, the Company paid a dividend of $26,826 on the cumulative convertible Series B Preferred Stock. For purposes of computing earnings per share for the three months ended June 30, 1998, dividends paid and in arrears on the cumulative convertible Series B Preferred Stock were $67,066. Cumulative dividends in arrears on the cumulative convertible Series B Preferred Stock are $326,010 at June 30, 1999.

Note 6.  Sale of Common Stock

         On September 29, 1998 the Company sold 1,149,425 shares of its Common Stock for $5 million to Nuon International bv, a limited liability company organized under the laws of the Netherlands ("Nuon"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and Nuon dated August 1, 1997. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, including the development of a plan of complementary business, Nuon may purchase an additional 1,149,425 shares of Common Stock by September 30, 1999. Be exercising their option to purchase additional shares by September 30, 1998, Nuon's stock ownership increased to 51% of the Company's outstanding Common Stock. Nuon also exercised the right to appoint two directors at the Company's December 1998 Annual Meeting.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., ("North Coast", the "Company") a Delaware corporation, is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin of Ohio and Pennsylvania. The Company's strategy focuses primarily on the acquisition of proved developed and proved undeveloped natural gas and oil properties and on the enhancement or development of such properties by the Company or in conjunction with drilling partnerships which the Company sponsors and manages (the "Drilling Programs"). The Drilling Programs are funded through the sale of partnership interests to non-industry investors and by contributions from the Company.

         The following table is a review of the results of operations of the Company for the three months ended June 30, 1999 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                          Three Months
                                                             Ended
                                                            June 30,
                                                         1999      1998
                                                         ----      ----
Revenues:
   Oil and gas production                                  62%       63%
   Drilling revenues                                        0        13
   Well operating, transportation and other                31        16
   Administrative and agency fees                           7         8
                                                         ----      ----
         Total Revenues                                   100%      100%
                                                         ----      ----

Expenses:
   Oil and gas production expenses                         25%       22%
   Drilling costs                                           4        16
   Oil and gas operations                                  23        10
   General and administrative expenses                     33        18
   Depreciation, depletion, amortization and other         20        21
   Other                                                   18        17
                                                         ----      ----
         Total Expenses                                  (123)%     104%
                                                         ----      ----

Net Loss                                                  (23)%      (4)%
                                                         ====      ====

Net Loss Applicable to Common Stock                       (26)%      (7)%
                                                         ====      ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 1999 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

          Oil and gas production revenues decreased $53,046 (3%) to $1,511,866 for the three months ended June 30, 1999 compared to $1,564,912 for the prior corresponding period. This decrease in oil and gas revenue was due to a decrease in North Coast's production of 15,390 Mcfe (MCF equivalents) to 600,404 Mcfe for the three months ended June 30, 1999 compared to 615,794 for the three months ended June 30, 1998. The Company received an average price of $13.54 and $12.58 per barrel of oil for the three months ended June 30, 1999 and 1998, respectively, and $2.54 and $2.55 per Mcf for natural gas for the three months ended June 30, 1999 and 1998, respectively.

         Drilling revenues for the period were $326,958 for the three months ended June 30, 1998 with no drilling revenues recognized for the three months ended June 30, 1999. Drilling revenues were recognized on 2 wells for the three months ended June 30, 1998 which were in process from fiscal 1998 while North Coast completed all contracted wells in fiscal 1999. North Coast anticipates drilling additional wells in conjunction with its drilling program to be formed prior to the end of the calendar year. North Coast raised $3,515,000 for its fiscal 1999 Drilling Program and $2,718,000 for its fiscal 1998 Drilling Programs.

         For the three months ended June 30, 1999, well operating, transportation and other revenues increased $341,512 (85%) to $745,568 compared to $404,056 for the three months ended June 30, 1998. This increase was primarily due to increased revenues of $239,957 from unaffiliated third party gas sales and $94,261 from oilfield services.

EXPENSES

         Drilling costs for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 decreased $290,792 (74%). This decrease between comparable periods was due to the fewer number of wells recognized in drilling revenue during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 as discussed with drilling revenues above. The Company allocates overhead to this activity although it is anticipated that wells will not be contracted, drilled and completed until the fourth quarter.

         Oil and gas operations increased $312,525 (126%) to $561,395 for the three months ended June 30, 1999 compared to $248,870 for the three months ended June 30, 1998. This increase was primarily due to increased costs of $68,611 associated with utilization of oilfield equipment and $236,898 in gas purchases related to unaffiliated third party gas sales.

         General and administrative expenses increased $359,849 (81%) to $803,975 for the three months ended June 30, 1999 from $444,126 for the three months ended June 30, 1998 primarily due to payments made to the former chief executive officer who resigned from North Coast on April 30, 1999. Under a separation agreement, this executive was paid approximately $370,000 instead of his existing employment contract with additional costs incurred of $26,000 associated with legal and other expenses.

         The net loss for the three months ended June 30, 1999 increased to $560,859 from $96,498 for the three months ended June 30, 1998. The Company's net loss attributable to common stock was $619,075 for the three months ended June 30, 1999 compared to $163,564 for the three months ended June 30, 1998. Dividends on the Company's series B cumulative preferred stock were paid in cash for the three months ended June 30, 1999 of $58,216 and for the three months ended June 30, 1998 dividends of $67,066 were paid or in arrears.

OTHER EVENTS

         On March 17, 1999, the Company's Board of Directors authorized a 1-for-5 reverse split of its common stock effective June 7, 1999 for stockholders of record at the close of business on May 12, 1999. The par value of the common stock was not changed.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. North Coast received an average price of $13.54 and $12.58 per barrel for the three months ended June 30, 1999 and 1998, respectively, and $2.54 and $2.55 per

Mcf for natural gas for the three months ended June 30, 1999 and 1998, respectively. On average, Appalachian natural gas price indices decreased $0.05/Mcf during this same period from $2.36 to $2.31 per Mcf. North Coast's stable gas prices can be attributed to continuing its strategy of increasing commercial and industrial end-users to its portfolio of customers. This strategy allows North Coast the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. The industry-wide weakness of natural gas prices can be attributed to the effects of a relatively mild winter, which lessened demand for natural gas. Although it was anticipated that there could be a decline in gas prices during the summer months, the demand for gas by storage facilities, the above normal summer temperatures, and decreased drilling rig counts, have thus far kept natural gas prices above last summer's. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and FERC Order
636. FERC Order 636 may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

         Currently, North Coast sells natural gas under both fixed price contracts and on the spot market. The spot market price North Coast receives for gas production is related to several variables, including the weather and the effects of gas storage. North Coast anticipates that spot market prices will continue to fluctuate in response to various factors primarily weather and market conditions.

         In an effort to position itself to take advantage of future increases in demand for natural gas, North Coast continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from its wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $3,693,000 at June 30, 1999 compared to $2,399,000 at March 31, 1999. The increase of $1,294,000 in working capital at June 30, 1999 reflects borrowings on the credit facility to fund approximately $800,000 to an escrow account for the possible purchase of North Coast's common stock from the former chief executive officer and to fund reduced accounts payable and accrued expenses. As of June 30, 1999, the Company had $22,827,635 outstanding under its Credit Facility.

         The following table summarizes the Company's financial position at June 30, 1999 and March 31, 1999:


(Amounts in Thousands)                                JUNE 30, 1999               MARCH 31, 1999
                                                      -------------               --------------
                                                  AMOUNT            %           AMOUNT            %
                                                  -------        -------        -------        -------
Working capital                                   $ 3,693              9%       $ 2,399              6%
Property and equipment (net)                       36,614             87%        36,418             89%
Other                                               1,797              4%         1,857              5%
                                                  -------        -------        -------        -------
   Total                                          $42,104            100%       $40,674            100%
                                                  =======        =======        =======        =======

Long-term debt                                    $23,543             56%       $21,494             53%
Deferred income taxes and other liabilities         1,238              3%         1,238              3%
Stockholders' equity                               17,323             41%        17,942             44%
                                                  -------        -------        -------        -------
   Total                                          $42,104            100%       $40,674            100%
                                                  =======        =======        =======        =======



CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 1999 and 1998:


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
(Amounts in Thousands)                                         1999                         1998
                                                               ----                         ----
                                                       AMOUNT          %            AMOUNT           %
                                                      --------      --------       --------       --------

Net cash provided (used) by operating activities      $   (543)          (27)%     $ (1,238)            (7)%
Net cash provided (used) for investing activities         (665)          (33)%      (16,326)           (91)%
Net cash provided (used) by financing activities         2,012           100 %       17,288             96 %
                                                      --------      --------       --------       --------

Increase (decrease) in cash and equivalents           $    803            40 %     $   (276)            (2)%
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

         As the above table indicates, the Company's cash used by operating activities decreased to $543,000 for the three months ended June 30, 1999 from $1,238,000 for the three months ended June 30, 1998. This decrease reflects the changes in net income, accounts receivable and billing in excess of costs on uncompleted contracts for the three months ended June 30, 1999 compared to relatively smaller change in accounts payable for the three months ended June 30, 1998.

         Net cash used for investing activities decreased to $665,000 for the three months ended June 30, 1999 from $16,326,000 for the three months ended June 30, 1998. The decrease was primarily due to the Kelt acquisition which was completed during the quarter ended June 30, 1998. North Coast has funded its obligation to its fiscal 1999 drilling program and development activities associated with completing wells acquired from Kelt and the development of proved undeveloped reserves.

         Net cash from financing activities decreased to $2,012,000 for the three months ended June 30, 1999 from $17,288,000 for the three months ended June 30, 1998. This decrease primarily reflects the Company's borrowings under its credit facility to finance the Kelt acquisition.

         On February 9, 1998, North Coast entered into an agreement with ING (U.S.) Capital Corporation to replace the $20.0 million revolving credit facility with its previous lender. North Coast's amended credit facility, dated May 29, 1998, expanded North Coast's $20.0 million revolving credit facility with ING to a $25.0 million revolving credit facility. The credit agreement also provides for a borrowing base which is determined semi-annually by the lender based upon North Coast's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at June 30, 1999). The credit agreement requires payment of an agent fee of 0.75% on amounts available and a 0.50% commitment fee on amounts not borrowed up to the available credit line. At June 30, 1999, North Coast's borrowing base was $25.0 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 1999 were $2,022,365 and may change based upon the semi-annual reserve study and borrowing base determination. (See note 5 to North Coast's March 31, 1999 financial statements relating to long-term debt.) The credit facility provides that the payment of dividends with respect to the common stock is prohibited. As of June 30, 1999, North Coast had $22,827,635 outstanding under the credit facility, and was in compliance with its loan covenants. Amounts borrowed under the credit facility bear interest at the prime rate of the lending bank plus 0.75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 2, 2000.

         The lender has performed its September 30, 1998 semi-annual borrowing base review and has provided a third amendment to the credit facility which continues the facility without payment of principal until September 30, 2000. The lender has indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that North Coast find another lender. North Coast is currently reviewing options with several lenders that are interested in providing at least a $25 million credit facility.

         The amounts borrowed under its reducing revolving line of credit are secured by North Coast's receivables, inventory, equipment and a first mortgage on North Coast's interests in oil and gas wells and reserves. The mortgage notes are secured by land and buildings.

         In addition, at June 30, 1999, North Coast had approximately $44,290 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires North Coast to make monthly payments of approximately $1,019 through July 2003. North Coast entered into a mortgage note for its headquarters on May 13, 1996 for $540,000 with a 15-year term and an interest rate of 8.58%. The mortgage note may be renegotiated every five years. The amount outstanding under the mortgage note at June 30, 1999 was $487,673.

         On September 29, 1998 North Coast sold an additional 1,149,425 shares of its common stock for $5.0 million to Nuon, pursuant to the terms of the 1997 purchase and sale agreement between North Coast and Nuon dated August 1, 1997. By exercising its option to purchase additional shares by September 30, 1998, Nuon's stock ownership increased to 51% of the outstanding common stock and Nuon gained the ability to appoint additional directors at North Coast's next annual meeting. North Coast also issued 26,800 warrants representing the right of the holder to purchase one share of common stock for $4.375 per share in connection with the sale of common stock to Nuon. Pursuant to the terms of the agreement and subject to the satisfaction of certain conditions, Nuon may purchase an additional 1,149,426 shares of common stock by September 30, 1999. North Coast is also obligated to issue 26,800 warrants when and if Nuon purchases an additional 1,149,426 shares with 13,400 of the potential warrants due to Mr. Siegel and 13,400 of the potential warrants due to Mr. Berns. The additional warrants represent the right to purchase one share of common stock for $4.375 per share.

         On April 30, 1999, the chief executive officer resigned from North Coast. Under a separation agreement, he was paid $370,000 instead of continuing his employment contract and for non-competition. Additionally, he received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock. Also, North Coast could be obligated to purchase his common stock for $4.375 per share by October 10, 1999. North Coast has escrowed approximately $800,000 in accordance with the separation agreement to allow it to purchase his shares. North Coast would not be obligated to purchase the former executive's shares of common stock if Nuon elects to purchase his shares prior to September 30, 1999 in accordance with the separation agreement. Upon Nuon's purchase of the former executive's shares North Coast would be entitled to the escrowed funds. However, Nuon would have the right to reduce its option under the 1997 purchase and sale agreement to the extent to which it purchases the former executive's shares. Nuon is not obligated to exercise its option to acquire 1,149,426 shares nor is it obligated to acquire the former chief executive officer's shares.

         North Coast continues to review potential acquisitions in the oil and gas industry and mid to downstream energy areas, in additional to its drilling and development activities. North Coast also anticipates continuing its corporate drilling and development program, anticipates investing approximately $300,000 in the drilling of five development wells in the next quarter and anticipates drilling wells in conjunction with its drilling programs. North Coast will continue to need financing to complete the aforementioned activities. Management believes financing through equity provided from Nuon, funds raised in drilling programs and the Company's existing borrowing base with a different lender will be sufficient to fund North Coast's obligations, operations and debt service requirements for the next year.

         If Nuon does not purchase the additional shares related to the 1997 sales and purchase agreement and elects not to purchase the former chief executive's common shares, North Coast would be forced to change its strategy of growth. North Coast would reduce its projects accordingly in an effort to conserve cash. Also, if suitable financing on acceptable terms could not be negotiated prior to September 30, 2000 with another lender North Coast would be required to make quarterly principle payments currently in excess of $1 million. Without equity or other financing North Coast may have to cut costs, reduce staff or sell assets to meet this ongoing principal payment obligation. Management believes, however, that financing at some acceptable level would be available before September 30, 2000.

YEAR 2000 READINESS DISCLOSURE

         North Coast has developed an action plan and identified the resources required to convert its computer systems and software applications to achieve Year 2000 compliance with no anticipated effect on its customers or disruption of its business operations. North Coast has already implemented the first three phases of its four-phase action plan. In phase one, North Coast assessed its information technology and non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone, scanning equipment and other miscellaneous systems. Those items not considered IT systems include alarms, fax machines and monitors for field operations. Both IT and non-IT systems may contain embedded technology which complicates Year 2000 identification and assessment efforts. In phase two North Coast included the upgrade of its PC equipment and software.

         In phase three, North Coast tested existing systems and determined whether those systems suspect to Year 2000 compliance problems should be replaced. In phase three, North Coast replaced systems and software because of the Year 2000 issue and because the Kelt acquisition necessitated newer and more compatible systems. North Coast estimates that the cost to complete phases one, two and three, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors, will be approximately $60,000. To date, North Coast has incurred approximately 83.0% of these anticipated costs.

         Phase four of North Coast's action plan involves the implementation of North Coast's Year 2000 compliant software and the reevaluation of all of North Coast's material systems. North Coast may engage independent consultants to assist in completing phase four. The additional cost of these independent consultants has not been determined and has not yet been included in North Coast's Year 2000 compliance cost estimates.

         In addition, North Coast has discussed Year 2000 compliance issues with its vendors and customers. Although North Coast has no reason to believe that its vendors and customers will not be Year 2000 compliant, North Coast is unable to determine the extent to which Year 2000 issues will effect its vendors and customers. North Coast continues to discuss procedures necessary to address this issue with its vendors and customers.

         North Coast presently does not plan to incur significant operational problems due to the Year 2000 issue. However, there can be no assurance that the Year 2000 issue will not materially impact North Coast's financial condition or results of operations, or adversely effect its relationship with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on North Coast's systems or results of operations. North Coast plans to establish a contingency plan for dealing with the most reasonably likely worst-case scenario. To date, this scenario has not been clearly identified. North Coast plans to complete this analysis and contingency planning by the second quarter of fiscal 2000.

ACCOUNTING STANDARDS

    In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 until June 15, 2000. The effect of the adoption or anticipated adoption of the above standards is expected to have no material effect on North Coast's financial statements.

 FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling oil and gas wells in the Appalachian Basin area, the amount of funds raised in Drilling Programs, the availability of financing, the availability of equity and the ability to locate productive oil and gas prospects for development by the Company.

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


                                     NORTH COAST ENERGY, INC.


August 13, 1999                      /s/ Saul Siegel
                                     ------------------------------------------
                                     Saul Siegel
                                     Chief Executive Officer and Director


August 13, 1999                      /s/ Tim Wagers
                                     ------------------------------------------
                                     Tim Wagers
                                     Principal Accounting and Financial Officer