Form 10-K405/A
period 1999-03-31
NORTH COAST ENERGY INC / DE/
filed 1999-10-15
CIK 839950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999
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

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of September 30, 1999, the Registrant had outstanding 5,599,575 shares of Common Stock, 70,061 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All shares have been restated to reflect the 1 for 5 reverse Common Stock split effective June 7, 1999.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 10, 1999 was $4,400,148 which value has been computed on the basis of $3.88 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on Nasdaq.

The undersigned registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended as set forth in the pages attached hereto:

                            PART II, Items 6, 7, 8
                      PART III, Items 10, 11, 12 and 13

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the Company for each of the five fiscal years in the period ended March 31, 1999, 1998, 1997, 1996 and 1995.


                                                                       Years Ended March 31
                                                              (In thousands, except per share amounts)
                                             1999            1998          1997         1996        1995
                                             ----            ----          ----         ----        ----

Revenues                                     $13,942        $8,591        $9,665       $10,860     $15,275
Net Income (Loss)                                870           262           292        (1,254)        295
Net Income (Loss) per Share(1)                   .16          (.00)         (.75)        (1.19)       (.25)
Total Assets                                  43,573        22,312        21,229        20,243      21,136
Long-term Debt (less current portion)         21,494         7,171        10,721         8,955       6,197


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

Revenues:                                                                       1999         1998         1997
                                                                                ----         ----         ----
      Oil and gas production                                                    52%           35%           33%
      Drilling revenues                                                         26            35            39
      Well operating, transportation and other                                  15            19            19

      Administrative and agency fees                                             7            11             9
                                                                              -----          ----          ----

           Total Revenues                                                      100%          100%          100%
                                                                              -----          ----          ----

Expenses:
      Oil and gas production expenses                                           19%           10%            8%
      Drilling costs                                                            21            29            30
      Oil and gas operations                                                     9             8            10
      General and administrative expenses                                       15            26            24
      Depreciation, depletion, amortization, impairment and other               18            15            14
      Abandonment of oil and gas properties                                      0             0             1
      Provision (credit) for income taxes                                        0             0             0
      Other                                                                     12             9            10
                                                                              -----          ----          ----
      Total Expenses                                                            94%           97%           97%
                                                                              -----          ----          ----

       Net Income                                                                6%            3%            3%
                                                                              =====           ===            ==

      Net Income (Loss) Applicable to Common Stock(1)                            5%            0%          (13)%
                                                                              =====           ===           ====


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

COMPARISON OF FISCAL 1999 TO FISCAL 1998

REVENUES

         Oil and gas production increased from 1.2 bcf equivalent in fiscal 1998 to 2.9 bcf equivalent in fiscal 1999. Oil and gas production revenues increased $4,219,834 (140%) to $7,233,763 for fiscal 1999 compared to $3,013,929 for fiscal 1998 primarily due to the increased production, of which 96% is from natural gas. This increase in oil and gas revenue and production is primarily associated with approximately 760 producing oil and gas properties acquired from Kelt. The Kelt acquisition wells comprised 1.56 bcf equivalent of the total production in fiscal 1999. Gas revenues were also affected by the sale of natural gas from the Kelt properties, which was contracted on June 15, 1998 for a period of one year at a price of approximately $2.85 per Mcf. The increase in oil and gas production revenues also reflects approximately $320,000 in production revenues resulting from the Company's third quarter purchase of interests in prior Drilling Programs. The Company received an average price of $11.39 and $16.18 per barrel of oil for fiscal 1999 and 1998, respectively, and $2.57 and $2.50 per Mcf for natural gas for fiscal 1999 and 1998, respectively.

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

         Oil and gas operations expenses increased $547,842 (84%) for fiscal 1999 compared to fiscal 1998. This increase due to an increase in gas purchases related to unaffiliated third party gas sales of approximately $60,000, increased costs associated with the utilization of oilfield equipment acquired in the Kelt acquisition of approximately $170,000, and the increase in costs due to the integration of the Kelt operations.

         General and administrative expense decreased $107,013 (5%) primarily as a result of a reallocation of overhead expenses related to integration of the assets acquired from Kelt as well as a reduction in consulting fees in fiscal 1999 compared to fiscal 1998. As a percentage of revenues, general and administrative expense decreased from 26% in fiscal 1998 to 15% in fiscal 1999 also due to the Kelt acquisition. Subsequent to fiscal 1999 North Coast made certain payments to a former executive of the Company which will be reflected in general and administrative expense in fiscal 2000.

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

         The following table summarizes the Company's financial position at March 31, 1999 and 1998:

(Amounts in Thousands)                                            1999                            1998
                                                                  ----                            ----
                                                    Amount              %              Amount              %
                                                    ------              -              ------              -
Working capital                                      $ 2,399            6               $   782            4
Property and equipment                                36,418           89                18,789           95
Other                                                  1,857            5                   275            1
                                                     -------          ---               -------          ---
     Total                                           $40,674          100               $19,846          100
                                                     =======          ===               =======          ===

Long-term debt                                       $21,494           53               $ 7,171           36
Deferred income taxes and other liability              1,238            3                   336            2
Stockholders' equity                                  17,942           44                12,339           62
                                                     -------          ---               -------          ---
     Total                                           $40,674          100               $19,846          100
                                                     =======          ===               =======          ===

CAPITAL RESOURCES AND REQUIREMENTS

           The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

           The following table summarizes North Coast's Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997:

(Amounts in Thousands)                                   1999                 1998                       1997
                                                         ----                 ----                       ----
                                                    Dollars    %           Dollars     %          Dollars      %
                                                    -------    -           -------     -          -------      -

Net cash provided by operating activities           $ 2,385    11%          $1,186     46%       $ 1,162       48%
Net cash used for investing activities              (20,913)  (94)          (2,122)   (82)        (1,827)      (76)
Net cash provided by financing activities            18,906    85            1,012     39            616       26
                                                    -------   ---            -----    ---        -------      ---
Increase (decrease) in cash and cash equivalent     $   378     2%          $   76      3%       $ (  49)     ( 2)%
                                                    =======   ===           ======    ===        =======      ===

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

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998 ("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base which is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at March 31, 1999), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At March 31, 1999, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 1999 were $4,022,365 and may subsequently be adjusted upon the semiannual reserve study and borrowing base determination (see Note 5 to the Company's March 31, 1999 financial statements). The Credit Facility provides that the payment of cash dividends with respect to the Common Stock of the Company is prohibited. As of March 31, 1999, the Company had $20,827,635 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus
 .75% or Libor plus 2.50%. The line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 2, 2000. The lender has performed its September 30, 1998 semi-annual borrowing base review and has provided a third amendment to the Credit Facility which continues the facility without payment of principal until September 30, 2000. The lender has indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that the Company find another lender. North Coast is currently reviewing options with several lenders that are interested in providing at least a $25 million credit facility.

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

         On September 29, 1998, the Company sold an additional 1,149,425 shares of its Common Stock for $5 million to NUON International bv, a limited liability company organized under the laws of the Netherlands ("NUON"), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. By exercising its option to purchase additional shares by September 30, 1998, NUON's stock ownership increased to 51% of the Company's outstanding Common Stock. NUON also exercised the right to appoint two directors at the Company's December 1998 Annual Meeting. The Company issued 126,800 warrants representing the right of the holders to purchase one share of Common Stock for $4.375 per share in connection with the sale of Common Stock to NUON. Pursuant to the terms of the Agreement and subject to the satisfaction of certain conditions, NUON may purchase an additional 1,149,426 shares of Common Stock by September 30, 1999. The Company is also obligated to issue 26,800 warrants if NUON purchases the additional 1,149,426 shares, with 13,400 of the potential warrants due to an officer of the Company. The additional warrants represent the right to purchase one share of Common Stock for $4.375 per share.

         The Company acquired certain assets and assumed certain obligations of Kelt, headquartered in Cambridge, Ohio. The Kelt acquisition was made pursuant to a Purchase and Sale Agreement dated April 8, 1998 and amended May 12, 1998. The purchase price for the acquired assets was approximately $16 million. The Company funded the acquisition using cash and an increase in its credit facility.

         On April 30, 1999, the Company's chief executive officer resigned and under a separation agreement is entitled to certain payments in lieu of his existing employment contract and payments for non-compete, a warrant to purchase common stock. In addition, under certain conditions the Company could be obligated to purchase the former executive's stock for $4.375 a share. North Coast would not be obligated to purchase the former executive's shares if NUON elects to purchase his shares prior to September 30, 1999 in accordance with the separation agreement. However, NUON would have the right to reduce its option under the 1997 Purchase and Sale Agreement to the extent to which it purchases the former executive's shares. NUON is not obligated to exercise its option to acquire 1,149,426 shares or to acquire the former chief executive officer's shares. Management of North Coast believes that general economic conditions and various sources of available capital, including current available borrowings under the Credit Facility, NUON's exercise of their option shares and funds raised in Drilling Programs will be sufficient to fund the Company's obligations, operations and meet debt service requirements through fiscal 2000.

YEAR 2000 READINESS DISCLOSURE

         The Company has developed an action plan and identified the resources required to convert its computer systems and software applications to achieve Year 2000 compliance with no anticipated effect on its customers or disruption of its business operations. The Company has already implemented the first three phases of its four-phase action plan. In Phase One, the Company assessed its information technology ("IT") and non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone, scanning equipment and other miscellaneous systems. Those items not considered IT systems include alarms, fax machines and monitors for field operations. Both IT and non-IT systems may contain embedded technology which complicates Year 2000 identification and assessment efforts. Phase Two included the upgrade of North Coast's personal computer equipment and software.

         In Phase Three, the Company tested existing systems and determined whether those systems suspect to Year 2000 compliance problems should be replaced. In Phase Three, the Company replaced systems and software because of the Year 2000 issue and because the Kelt acquisition necessitated newer and more compatible systems. The Company estimates that the cost to complete Phases One, Two and Three, which primarily includes the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors, will be approximately $60,000. To date, the Company has incurred approximately 83.0% of these anticipated costs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY.


PLEASE SEE PAGES F-1 THROUGH F-31 FOR THE FINANCIAL STATEMENTS REQUIRED BY ITEM 8 OF PART II OF THE FORM 10-K.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       1999 CONSOLIDATED FINANCIAL REPORT

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                    CONTENTS



------------------------------------------------------------------------------

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



                                              HAUSSER + TAYLOR LLP



Cleveland, Ohio
May 28, 1999,
    except for Note 5 dated
    June 29, 1999

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio



        We have audited the accompanying consolidated balance sheet of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations (earnings per share for the year ended March 31, 1997 has been restated - See Note 6), stockholders' equity and cash flows for each of the two fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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



                                                   ARTHUR ANDERSEN LLP




Cleveland, Ohio,
June 4, 1998 (except with respect to earnings per share for the year ended March 31, 1997 discussed in Note 6, as to which the date is August 26, 1999)

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


The accompanying notes are an intergral part of these consolidated financial statements.

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

The accompanying notes are an intergral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years Ended March 31, 1999, 1998 and 1997

                                                                  1999            1998            1997
                                                                  ----            ----            ----
REVENUE
  Oil and gas production                                      $  7,233,763    $  3,013,929    $  3,137,556
  Drilling revenues                                              3,686,158       2,988,371       3,783,630
  Well operating, transportation and other                       2,062,213       1,622,608       1,859,806
  Administrative and agency fees                                   960,166         965,724         883,997
                                                              ------------    ------------    ------------
                                                                13,942,300       8,590,632       9,664,989
                                                              ------------    ------------    ------------

COSTS AND EXPENSES
  Oil and gas production expenses                                2,601,555         840,346         777,163
  Drilling costs                                                 2,927,302       2,516,588       2,876,615
  Oil and gas operations                                         1,200,514         652,672         976,943
  General and administrative expenses                            2,108,948       2,215,961       2,307,994
  Depreciation, depletion, amortization, impairment and other    2,479,544       1,242,200       1,385,570
  Abandonment of oil and gas properties                               --            88,947          73,528
                                                              ------------    ------------    ------------
                                                                11,317,863       7,556,714       8,397,813
                                                              ------------    ------------    ------------

INCOME FROM OPERATIONS                                           2,624,437       1,033,918       1,267,176
                                                              ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                                   82,505          62,263          47,491
  Other                                                              4,380           5,299          32,492
  Interest expense                                              (1,841,108)       (839,342)     (1,055,409)
                                                              ------------    ------------    ------------
                                                                (1,754,223)       (771,780)       (975,426)

INCOME BEFORE PROVISION (CREDIT) FOR INCOME TAXES                  870,214         262,138         291,750

PROVISION (CREDIT) FOR INCOME TAXES
  Current                                                             --            12,000          (5,100)
  Deferred                                                            --           (12,000)          5,100
                                                              ------------    ------------    ------------
                                                                      --              --              --
                                                              ------------    ------------    ------------

NET INCOME                                                    $    870,214    $    262,138    $    291,750
                                                              ============    ============    ============
DIVIDENDS ON CUMULATIVE PREFERRED STOCK                           (236,654)       (268,264)       (458,606)
ENHANCED CONVERSION FEATURES IN EXCESS OF THE
IMBEDDED CONVERSION FEATURE AT-FAIR MARKET
VALUE ON FEBRUARY 28, 1997                                            --              --        (1,070,003)
                                                              ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  $    633,560    $     (6,126)   $ (1,236,859)
                                                              ============    ============    ============

NET INCOME (LOSS) PER SHARE (basic and diluted)
(restated for 1997)                                           $       0.16    $       --      $      (0.75)
                                                              ============    ============    ============


The accompanying notes are an intergral part of these consolidated financial statements.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended March 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                              Series A                      Series B
                                           Preferred Stock               Preferred Stock                     Common Stock
                                    ----------------------------    ----------------------------    -----------------------------
                                        Shares          Amount          Shares        Amount           Shares         Amount
                                        ------          ------          ------        ------           ------         ------
BALANCE, MARCH 31, 1996,
  AS PREVIOUSLY REPORTED                 305,200    $      3,052         464,665    $      4,647       8,040,148    $     80,402

  1-for-5 reverse stock split
   effective June 7, 1999                   --              --              --              --        (6,432,118)        (64,322)
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1996                  305,200           3,052         464,665           4,647       1,608,030          16,080

  Net income                                --              --              --              --              --              --
  Shares converted                      (228,249)         (2,282)       (195,201)         (1,952)        537,811           5,378
  Dividends on Series A Preferred
    stock ($.30 per share)                  --              --              --              --              --              --
  Dividends on Series B Preferred
    stock ($.50 per share)                  --              --              --              --              --              --
  Issuance of stock bonus common
    shares                                  --              --              --              --             4,938              50
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1997                   76,951             770         269,464           2,695       2,150,779          21,508

  Net income                                --              --              --              --              --              --
  Shares converted                        (1,470)            (15)         (1,200)            (12)          3,273              33
  Dividends on Series B Preferred
    stock ($.25 per share)                  --              --              --              --              --              --
  Issuance of common stock                  --              --              --              --         1,165,144          11,651
  Issuance of stock bonus common
    shares                                  --              --              --              --             3,390              34
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1998                   75,481             755         268,264           2,683       3,322,586          33,226

  Net income                                --              --              --              --              --              --
  Shares converted                        (1,665)            (17)        (35,400)           (354)         81,333             813
  Dividends on Series B Preferred
    stock ($.85 per share)                  --              --              --              --              --              --
  Issuance of common stock                  --              --              --              --         1,149,425          11,494
  Issuance of stock bonus common
    shares                                  --              --              --              --             3,470              35
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1999                   73,816    $        738         232,864    $      2,329       4,556,814    $     45,568
                                    ============    ============    ============    ============    ============    ============

                                      Additional                          Total
                                       Paid-in         Retained      Stockholders'
                                       Capital         Deficit           Equity
                                       -------         -------           ------
BALANCE, MARCH 31, 1996,
  AS PREVIOUSLY REPORTED            $ 12,082,969    $ (4,852,465)   $  7,318,605

  1-for-5 reverse stock split
   effective June 7, 1999                 64,322            --              --
                                    ------------    ------------    ------------

BALANCE, MARCH 31, 1996               12,147,291      (4,852,465)      7,318,605

  Net income                                --           291,750         291,750
  Shares converted                        (1,144)           --              --
  Dividends on Series A Preferred
    stock ($.30 per share)                  --           (91,542)        (91,542)
  Dividends on Series B Preferred
    stock ($.50 per share)                  --          (232,332)       (232,332)
  Issuance of stock bonus common
    shares                                23,080            --            23,130
                                    ------------    ------------    ------------

BALANCE, MARCH 31, 1997               12,169,227      (4,884,589)      7,309,611

  Net income                                --           262,138         262,138
  Shares converted                            (6)           --              --
  Dividends on Series B Preferred
    stock ($.25 per share)                  --           (67,066)        (67,066)
  Issuance of common stock             4,812,322            --         4,823,973
  Issuance of stock bonus common
    shares                                10,597            --            10,631
                                    ------------    ------------    ------------

BALANCE, MARCH 31, 1998               16,992,140      (4,689,517)     12,339,287

  Net income                                --           870,214         870,214
  Shares converted                          (442)           --              --
  Dividends on Series B Preferred
    stock ($.85 per share)                  --          (201,724)       (201,724)
  Issuance of common stock             4,913,506            --         4,925,000
  Issuance of stock bonus common
    shares                                 9,735            --             9,770
                                    ------------    ------------    ------------

BALANCE, MARCH 31, 1999             $ 21,914,939    $ (4,021,027)   $ 17,942,547
                                    ============    ============    ============

The accompanying notes are an intergral part of these consolidated financial statements.

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

The accompanying notes are an intergral part of these consolidated financial statements.

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

The accompanying notes are an intergral part of these consolidated financial statements.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 2.      ACQUISITION OF KELT OHIO, INC. (CONTINUED)

                                                                               (Unaudited)
                                                                                Year Ended
                                                                              March 31, 1998
                                                                              --------------

REVENUES                                                                          $ 13,211,603

COSTS AND EXPENSES                                                                  10,860,061
                                                                                  ------------

INCOME FROM OPERATIONS                                                               2,351,542

OTHER INCOME                                                                            67,562

OTHER EXPENSE - Interest                                                             2,448,094
                                                                                  ------------

NET LOSS                                                                          $    (28,990)
                                                                                  ============

NET LOSS, applicable to common stock (after preferred stock
dividends of $268,264)                                                            $  (297,254)

BASIC AND DILUTED EARNINGS, per common share                                      $     (0.11)

Weighted average number of shares outstanding                                       2,821,298



NOTE 3.      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

             Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                          1999              1998
                                                          ----              ----

Billings on uncompleted contracts                      $     -            $ 335,920
Costs incurred on uncompleted contracts                      -               33,039
                                                       ---------          ---------

                                                       $     -            $ 302,881
                                                       =========          =========

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

             Future maturities of long-term debt for the years ended March 31 are as follows:

                     Fiscal 2000                      $      97,600
                     Fiscal 2001                          3,226,261
                     Fiscal 2002                          4,257,981
                     Fiscal 2003                          4,245,190
                     Fiscal 2004                          4,212,994
                     Thereafter                           5,551,496
                                                      -------------
                                                      $  21,591,522
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

                  In fiscal 1997, the Company commenced a conversion offer to its Preferred shareholders (Series A and B) to convert their shares into common stock with additional shares offered as an incentive. Pursuant to the conversion offer in fiscal 1997, 228,249 shares of Preferred Series A were tendered and exchanged for 228,249 shares of common stock and 195,201 shares of Preferred Series B were tendered and exchanged for 309,562 shares of common stock. The earnings per share for fiscal 1997 was restated from $(0.10) to $(0.75) which gives effect to the fair market value of the enhanced conversion in excess of the embedded conversion feature in the Preferred Series A and B.

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

NOTE 6.      STOCKHOLDERS' EQUITY (CONTINUED)

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

                  Stock option transactions during 1999, 1998 and 1997 are summarized as follows:

                                                          Options               Price
                                                        Outstanding             Range
                                                        -----------          ------------

March 31, 1996                                              99,966

Options exercised                                              (20)                 $3.90
Options granted                                              3,620                  $3.90
Options canceled                                              (895)           $3.90-$6.90
                                                           -------
March 31, 1997                                             102,671

Options exercised                                              (50)                 $3.90
Options canceled                                           (41,273)          $3.90-$24.55
                                                           -------
March 31, 1998                                              61,348

Options granted                                             20,000                  $4.38
Options canceled                                           (46,428)           $3.90-$8.10
                                                           -------
March 31, 1999                                              34,920
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

                  A summary of stock options outstanding and exercisable at March 31, 1999 follows:

                                                         Options          Option
Exercisable at March 31, 1999 through:                 Outstanding        Price
--------------------------------------                 -----------        -----

January 18, 2000                                            3,500          $8.10
May 17, 2001                                                8,740          $4.90
March 19, 2003                                                920          $6.90
September 4, 2006                                           1,760          $3.90
April 15, 2003                                              6,667          $4.38
                                                          -------
                                                           21,587
Non vested options                                         13,333          $4.38
                                                          -------
Total                                                      34,920
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

             Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:


                                         1999                     1998                      1997
                                   ----------------         -----------------         ------------------
                                    Amount       %           Amount        %           Amount         %
                                   -------      ---          ------       ---         -------        ---
Provision based on
the statutory rate                $296,000     34.0         $ 89,000      34.0        $   99,000     34.0

Tax effect of:
Statutory depletion               (306,000)   (35.2)        (132,000)    (50.4)         (143,000)   (49.0)
Other - net                         10,000      1.2           43,000      16.4            44,000     15.0
                                  --------   ------        ---------     -----        ----------   ------

Total                             $    -        -          $     -         -          $      -        -
                                  ========   ======        =========     =====        ==========   ======

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 7.      INCOME TAXES (CONTINUED)

             The components of the net deferred tax liability as of March 31, 1999 and 1998 were as follows:

                                                     1999           1998
                                                     ----           ----
DEFERRED TAX LIABILITIES
  Property and equipment                         $(1,322,000)   $  (389,000)
  Other, net                                            --          (30,200)
                                                 -----------    -----------

     Total deferred tax liabilities               (1,322,000)      (419,200)

DEFERRED TAX ASSETS
  Alternative minimum tax credit carryforwards       397,000        397,000
  Net operating loss carryforwards                 1,181,000        640,000
  Other financial reserves                            57,000         30,000
  Less:  valuation allowance                        (622,200)      (957,000)
                                                 -----------    -----------

     Total deferred tax assets                     1,012,800        110,000
                                                 -----------    -----------

     Net deferred tax liability                  $  (309,200)   $  (309,200)
                                                 ===========    ===========

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



                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                       March 31,
                                                     ------------------------------------------------
                                                        1999              1998               1997
                                                        ----              ----               ----

Proved oil and gas properties                        $42,964,679       $25,754,748        $24,290,505

Accumulated depreciation, depletion,
     amortization and impairment                     (12,742,541)      (10,892,238)       (10,488,719)
                                                     -----------       -----------        -----------
Net capitalized costs                                $30,222,138       $14,862,510        $13,801,786
                                                     ===========       ===========        ===========

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                   Year Ended March 31,
                                                     ------------------------------------------------
                                                         1999              1998               1997
                                                         ----              ----               ----

Property acquisition costs                           $13,687,040         $ 277,742          $ 124,384
Exploration costs                                        110,295           194,503            121,809
Development costs                                      4,125,422         2,149,440          1,477,312

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                  Oil               Gas
                                                                 (BBLS)            (MCF)
                                                               ----------        ----------

Balance, March 31, 1996                                           195,200          20,048,000

  Extensions, discoveries and other additions                        -              2,267,000
  Production                                                      (16,200)         (1,153,000)
  Revision of previous estimates                                  (58,800)         (3,121,000)
  Sales of minerals in place                                       -               (1,082,000)
                                                             ------------        ------------

Balance, March 31, 1997                                           120,200          16,959,000

  Extensions, discoveries and other additions                       3,000           1,333,000
  Production                                                      (13,900)         (1,116,000)
  Revision of previous estimates                                   26,400           1,153,000
  Sales of minerals in place                                         -               (527,000)
                                                             ------------        ------------

Balance, March 31, 1998                                           135,700          17,802,000

  Extensions, discoveries and other additions                     264,100          34,976,000
  Production                                                      (28,100)         (2,688,000)
  Revision of previous estimates                                   53,500           2,682,000
  Sales of minerals in place                                         -               (251,000)
                                                             ------------        ------------

Balance, March 31, 1999                                           425,200          52,521,000
                                                             ============        ============


PROVED DEVELOPED RESERVES
  March 31, 1996                                                  151,800          16,303,000
  March 31, 1997                                                  120,200          14,472,000
  March 31, 1998                                                  126,700          15,087,000
  March 31, 1999                                                  322,700          41,214,000

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 13.     SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
              ACTIVITIES (UNAUDITED) (CONTINUED)

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                        March 31,
                                        ---------------------------------------------
                                           1999            1998            1997
                                           ----            ----            ----
Future cash inflows from sales of oil
  and gas                               $142,552,000    $ 46,349,000    $ 44,379,000
Future production and development
  costs                                  (58,702,000)    (15,175,000)    (15,442,000)
Future income tax expense                (24,774,000)     (8,959,000)     (8,145,000)
                                        ------------    ------------    ------------

Future net cash flows                     59,076,000      22,215,000      20,792,000
Effect of discounting future net cash
  flows at 10% per annum                 (33,650,000)    (11,557,000)    (10,447,000)
                                        ------------    ------------    ------------

Standardized measure of discounted
future net cash flows                   $ 25,426,000    $ 10,658,000    $ 10,345,000
                                        ============    ============    ============


                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                       Year Ended March 31,
                                          --------------------------------------------
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

         The Company's Board of Directors currently consists of eleven directors with one vacancy. The Board of Directors is divided into three classes. With the approval of an amendment to the certificate of incorporation at its annual meeting of stockholders on December 16, 1998, the first two classes now consist of four directors each and the third class consists of three directors. One class of directors is elected annually by North Coast's stockholders to serve a three-year term. At the Company's next annual meeting, stockholders will be asked to elect three Directors whose term will expire at the 2002 annual meeting.

GARRY REGAN, age 49, is President, Chairman of the Board, and a Director. Mr. Regan served as an executive officer and director of the Company's predecessor since 1981 and has been President and Director of the Company since August 1988. He received his B.S. Degree from Ohio State University and a Masters Degree from Indiana University. Mr. Regan is a member of the Independent Petroleum Association of America. Mr. Regan also serves as president of NCE Securities, a wholly owned subsidiary of the Company and a registered broker-dealer.

SAUL SIEGEL, age 69, is Chief Executive Officer and a Director. Mr. Siegel was appointed as a Director and Chief Operating Officer of North Coast in September 1997 and in May 1999 was named Chief Executive Officer. Since July 1996, Mr. Siegel has been president and owner of Clark Engineering Services, Inc., a Buchanan, Michigan testing facility for off-road vehicles. In addition, for more than five years Mr. Siegel has been President of Metalworking International Corporation, a Cleveland, Ohio company that purchases manufacturing plants and new and used metalworking equipment. Since May 1996, Mr. Siegel has also been Treasurer of Precision Rebuilders, Inc., a New Orleans, Louisiana company, which is engaged in the remanufacturing of oil and gas valves for oil and gas wells. Precision Rebuilders, Inc. ceased operations in July, 1999. Mr. Siegel devotes substantially all of his time to the operations of North Coast. Mr. Siegel manages Clark Engineering Services and Metalworking International Corporation and has managed Precision Rebuilders, Inc. through various third-party management which consists of family members and a management team. Mr. Siegel devotes some of his six weeks of vacation time to his outside business activity. Mr. Siegel estimates he spends six hours in an average week with the third-party management team.

JOS J.M. SMITS, age 50, is a Director. Mr. Smits was appointed to the Board of Directors in September 1997. Mr. Smits has been Manager-Purchasing and Trade for NUON Energy Group since July 1994. From October 1992 until July 1994, Mr. Smits was Managing Director of Fels B.V., a Dutch manufacturer of building materials. Mr. Smits holds a degree in Economics from the University of Amsterdam.

LEO J.M.J. BLOMEN, age 44, is a Director. Mr. Blomen was appointed to the Board of Directors in September 1997. Mr. Blomen has been Director of the International Division of NUON Energy Group since March 1997. Since July 1996, Mr. Blomen has been Managing Director of NUON Projects. Mr. Blomen is also the founder and, from January 1993 to July 1996, the Managing Director of Blomenco bv. Mr. Blomen is also on the boards of DATTEL a.s., a cable company in Prague (Czech Republic); Calortex, Ltd., a gas company in the U.K.; and the Sino-foreign company Shantou Dan Nan Windpower Development Company, Ltd., a joint venture now operating the largest windfarm in China. Mr. Blomen holds a degree in Chemical Engineering and a Ph.D. in Medicine.

RALPH L. BRADLEY, age 58, is a Director. Mr. Bradley was elected to the Board of Directors on December 5, 1997. Mr. Bradley is currently President of Bradley Energy International, which provides energy solutions for the world market, and Bradley Energy USA, which provides individuals with the opportunity to own various aspects of natural gas production. Prior to forming these entities, Mr. Bradley was Chief Executive Officer of The Eastern Group, Inc., and its predecessor, Eastern States Exploration Company, Inc.

DOMINIC A. VISCONSI, age 74, is a Director. Mr. Visconsi was appointed to the Board of Directors in January 1999. Mr. Visconsi is the senior member of Cleveland-based, and nationally recognized, Visconsi Companies,

Ltd., which acquires and develops commercial properties, and now manages more than two million square feet of retail space. In 1956, he and Richard E. Jacobs formed a partnership, Jacobs, Visconsi & Jacobs Company, that would eventually grow to become the nation's fifth-largest developer of shopping malls, The Richard E. Jacobs Group. A recognized community leader, Mr. Visconsi is very involved in many philanthropic, charitable and social organizations primarily in the greater Cleveland area.

CAREL W. J. KOK, age 32, is a Director. Mr. Kok has been Manager of Business Development with the International Division of the NUON Energy Group since October 1996. From 1990 to 1995 he was with the Royal Dutch Shell Group working in a variety of downstream commercial, trading and new business development functions in East Asia, the Middle East, and Western and Eastern Europe. Mr. Kok was co-founder of Lone Star Europe Holding, an U.S.-Dutch joint venture with the American chain Lone Star Steakhouse & Saloon. Mr. Kok is also on the Boards of Calortex Ltd., a retail gas distribution company in the United Kingdom serving nearly 500,000 customers and is Chairman of the Board of the Sino-foreign joint venture company Shantou Dan Nan Windpower Development Company, Ltd., a joint venture now operating the largest windfarm in China. Mr. Kok holds a B.A. from Princeton University and a M.B.A. from the Rotterdam School of Management at Erasmus University.

S. F. E. ROSENBAUM, age 50, is a Director. Mr. Rosenbaum has been BU-manager Olefins for Tolson Holland BV. He is responsible for global coverage, turnover and results. From 1990 until 1993 Mr. Rosenbaum was Managing Director Europe/partner for JLM Industries, where he founded branches in France and the Netherlands. He was responsible for all trading activities in NEW on hydrocarbons and other petrochemicals. Mr. Rosenbaum received his B.A. from HEAO-CE in Holland.

C. RAND MICHAELS, age 62, is a Director. Mr. Michaels was elected as a Director of North Coast in 1996. Mr. Michaels retired from the office of Vice Chairman of Range Resources Corporation in 1998 and is a Director of Range. He served as President and Chief Executive Officer of Lomak Petroleum, Inc. from 1976 through 1988 and Chairman of the Board from 1984 through 1988, when he became Vice Chairman of Lomak. Mr. Michaels is also a Director of American Business Computers Corporation of Akron, Ohio, a public company serving the beverage dispensing and fast foods industries.

JOHN H. PINKERTON, age 45, is a Director. Mr. Pinkerton was appointed to the Board of Directors in 1996. Mr. Pinkerton is President, Chief Executive Officer and a Director of Range Resources Corporation and joined Lomak Petroleum, Inc. in 1988. He was appointed President of Lomak in 1990 and Chief Executive Officer of Lomak in 1992. Previously, Mr. Pinkerton was Senior Vice President-Acquisitions of SOCO. Prior to joining SOCO in 1980, Mr. Pinkerton was with Arthur Andersen & Co. Mr. Pinkerton received his B.A. from Texas Christian University and his M.B.A. from the University of Texas. Mr. Pinkerton will serve out the unexpired term of Steven L. Grose, a Vice President of Range Resources Corporation, who resigned his position as a Director in 1998.

Executive Officers of the Registrant*

OMER YONEL, age 35, was appointed Executive Vice President-Corporate Development in January 1999 and in May 1999 was promoted to Chief Operating Officer. Mr. Yonel has ten years' experience in project engineering management in the European oil and gas industry. Prior to joining NUON in January 1998, he was a project manager for the construction of co-generation plants at Schelde Engineering & Contractors bv. Previous to his service with Schelde, Mr. Yonel held various project engineering, project management sales positions at ABB Lummus, an Asea Brown Boveri subsidiary that provides engineering services to chemical, petrochemical, petroleum refining, oil and gas and other industries.

TIMOTHY WAGERS, age 39, joined North Coast in 1983 and has served as Treasurer and Chief Financial Officer since August 1991. From August 1988 until August 1990, he served as Vice President and Treasurer of the Company. From August 1990 to August 1991, he was the Company's Vice President, Treasurer and Chief Financial Officer. Mr. Wagers is also responsible for overseeing the accounting for partnership distributions, oil and gas production and tax reporting, and for monitoring well costs. He received a Bachelor of Science in

Accounting from the University of Akron. From 1982 through 1983, Mr. Wagers was employed by Hausser + Taylor, independent certified public accountants, as a staff accountant auditing various entities including oil and gas partnerships. Mr. Wagers is a certified public accountant, a member of the Ohio Society of Certified Public Accountants, the Ohio Petroleum Accountants Society, and the American Institute of Certified Public Accountants.

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

                      COMMITTEES OF THE BOARD OF DIRECTORS

         The audit committee, of which Messrs. Blomen, Michaels, Pinkerton, Bradley, Kok and Smits are currently members, oversees the accounting functions of North Coast, including matters related to the appointment and activities of North Coast's auditors.

         The compensation and stock option committee, of which Messrs. Blomen, Visconsi and Smits are members, reviews and makes recommendations concerning the salaries of North Coast's executive officers, reviews and makes recommendations concerning the Company's stock option plan and stock bonus plan and administers North Coast's profit sharing plan.

         The executive committee, of which Messrs. Blomen, Siegel, Kok, Rosenbaum and Regan are currently members, exercises the powers and authority of the full Board of Directors during the periods between meetings of the Board of Directors.

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

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended March 31, 1999, all
Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, with the exception of: (a) reports which were filed late on behalf of Messrs. Kok and Visconsi each pertaining to one transaction.

ITEM  11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the three highest paid executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                        Number of
                                            Annual Compensation                         Compensation
                                            -------------------                         ------------
                                                                  Other          Number of
                                                                  Annual        Securities       All Other
                                                                  Compen-        Underlying        Compen-
Name and Principal Position         Year       Salary    Bonus    sation          Options       Sation (1)
---------------------------         ----       ------    -----    ------          -------       ----------
Charles M. Lombardy, Jr.            1999      $178,050   $  0        N/A            --           $11,654
  Former Chief                      1998       173,740      0        N/A            --             9,576
   Executive Officer                1997       166,350      0        N/A                           7,148

Garry Regan                         1999      $178,050      0        N/A            --           $10,694
  President; Director               1998       173,740      0        N/A            --             8,616
                                    1997       166,350      0        N/A            --             6,188

Saul Siegel                         1999      $190,223      0        N/A            --            $4,451
  Chief Executive                   1998       102,733      0        N/A            --                 0
  Officer;
  Director

         No Named Executive Officer received personal benefits or perquisites during fiscal year 1999 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1)        The amounts set forth in the table include, with respect to Messrs.
           Lombardy and Regan $2,810 and $1,850, respectively, for fiscal years 1999, 1998, and 1997 in life insurance premiums paid by the Company pursuant to the terms of employment agreements between the Company and of such persons. See "Compensation of Directors and Executive Officers -- Employment Agreements." With respect to all of the Named Executive Officers, the amounts set forth in the table reflect the following contributions under the Company's Profit Sharing Plan and matching funds through the 401(K) Plan: Mr. Lombardy, $8,844, $6,766, and $4,338 and Mr. Regan, $8,844, $6,766, and $4,338 for fiscal years 1999, 1998 and 1997, respectively. Mr. Siegel was not eligible under the terms of the plan for every year presented except 1999, $4,451.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

         The following table summarizes options exercised during fiscal 1999 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                        Number of Securities           Value of Unexercised
                              Shares                   Underlying Unexercised          In-the-Money Options
                             Acquired                Options at Fiscal Year-End        at Fiscal Year-End(1)
                                on        Value     ----------------------------    --------------------------
           Name              Exercise    Realized   Exercisable    Unexercisable    Exercisable  Unexercisable
           ----              --------    --------   -----------    -------------    -----------  -------------
Charles M. Lombardy, Jr.        --          $  0         0              0              $ 0         $  0
Garry Regan                     --             0         0              0                0            0
Saul Siegel                     --             0         0              0                0            0

(1) Based upon the closing bid price of a share of Common Stock as reported on the NASDAQ system on March 31, 1999. No options were in the money at March 31, 1999.

         Employment Contracts. Messrs. Lombardy and Regan each have an employment agreement running through May 3, 2001, unless terminated earlier under the terms of these agreements. These agreements provide for base annual compensation of $178,623 to each of Messrs. Lombardy and Regan, with increases for cost of living based upon the Consumer Price Index. Additional bonuses may be awarded from time to time by the Board of Directors. Each agreement provides that for a period of two years from the date of the termination of the executive's employment the executive will not, directly or indirectly, engage in any business competitive with that of North Coast or otherwise interfere with North Coast's business.

         The Board of Directors conditionally approved the award of an employment contract with Mr. Siegel at its meeting on March 16, 1998, with the terms and conditions to be substantially the same as those contained in the employment agreements with Messrs. Lombardy and Regan. The agreement was to commence May 3, 1998, for a three-year period, but was referred to the executive committee for review and final approval. Mr. Siegel is currently receiving a base annual compensation of $182,230, which also includes payment instead of health and life insurance benefits. The executive committee has yet to approve the contract, but Mr. Siegel is receiving a salary commensurate with that provided for in the contract.

         Each of the employment agreements contains provisions addressing a possible change in control of North Coast. The purchase of Common Stock by NUON was exempted by a separate agreement. The change in control provisions provides conditions, which continue to exist. The change in control provisions require the payment of benefits to these executive officers upon the termination of their employment, other than for good cause, after the occurrence of a change in control of North Coast. A "change in control of North Coast" includes a change in the ownership of North Coast's securities, which would be required to be reported as a change in control in a proxy statement filed under the Exchange Act, North Coast's ceasing to have a class of equity securities registered under
Section 12 of the Exchange Act, or the acquisition by any person or entity of 50% or more of the outstanding shares of Common Stock or its equivalent, through the acquisition of a combination of Preferred and Common Stock, in voting power of North Coast's Common Stock.

         Under the change in control provisions, any of the executive officers under contract who remain in the employ of North Coast following the date of the occurrence of a change in control of North Coast and whose employment is subsequently terminated other than for good cause would be entitled to receive a lump sum payment from North Coast, regardless of whether the executive officer continues in the employ of North Coast. After the occurrence of a change in control of North Coast, "termination" includes relocation of the principal place at which the executive is to perform his duties to a location outside the Cleveland, Ohio metropolitan area, a substantial reduction in the benefits provided to the executive, a substantial reduction in the executive's responsibilities or functions or a substantial adverse change in the executive's working conditions. The change in control provisions provide for the payment of the change in control payment in the event of a termination of the executive's employment after any change in control of North Coast, regardless of whether such change in control is approved by the Board of Directors and/or stockholders of North Coast.

         Under the change in control provisions, in the event of a termination of employment after a change in control of North Coast, other than for good cause, each of the executive officers who are currently under contract would be entitled to change in control payments in the amount equal either to 2.99 times the average annual salary, bonus, and incentive compensation amounts paid during the three-year period immediately preceding the termination after a change in control of North Coast, payable in 36 equal monthly installments, or a lump sum equal to the aggregate of the monthly amounts payable discounted to present value at a discount rate of 7% per annum.

         The change in control provisions will make more difficult or may discourage a proxy contest, the assumption of control of North Coast by a substantial shareholder or shareholder group, or the removal of incumbent management. Additionally, the change in control provisions may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of North Coast, even though such an attempt might be beneficial to North Coast and its stockholders. Accordingly, stockholders of North Coast may be deprived of certain opportunities to sell their shares of Common Stock at temporarily higher market prices often associated with actual or rumored takeover attempts.

         Directors Fees. During fiscal 1998, the Board of Directors voted to discontinue the payment of any director's fees to any board member. However, the board granted options to purchase 20,000 shares of Common Stock at $4.375 per share to Ralph L. Bradley during the year ending March 31, 1999. These options vest over a three-year period.

ITEM  12.  SECURITY OWNERSHIP

         The following table sets forth information with respect to the Common Stock, Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on July 31, 1999 by: (1) each person known by the Company to own beneficially more than 5% of the Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the executive officers listed in the Summary Compensation Table included elsewhere herein; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.


                                                        Common Stock
                                          ----------------------------------------

            Nature and Address (1)        Amount and Nature of            Percent
             of Beneficial Owner          Beneficial Ownership           of Class
             -------------------          --------------------            --------
          Charles M. Lombardy, Jr.
          (former CEO)                       170,049 Shares  (2) (3)          3.68%
          Garry Regan                        114,485 Shares                   2.52%
          Saul Siegel                         86,880 Shares  (4)              1.90%
          Leo J. M. J. Blomen                      0 Shares                      *%
          Jos J. M. Smits                          0 Shares                      *%
          Dominic A. Visconsi                 37,000 Shares                      *%
          Carel W. J. Kok                          0 Shares                      *%
          S.F.E. Rosenbaum                         0 Shares                      *%
          NUON (1)                         3,448,277 Shares  (5)             60.43%
          Ralph L. Bradley                    20,000 Shares  (6)                 *%
          C. Rand Michaels                     1,619 Shares                      *%
          John H. Pinkerton                    1,693 Shares                      *%
          Range Resources Corporation(1)     831,975 Shares  (7)             18.01%
          All Directors and executive
          officers as a group (14
          persons) (including Mr.            446,607 Shares  (8)              9.74%
          Lombardy)

Less than one percent*

(1) The address of NUON is Utrechtsweg 68, 6812 AH Arnhem, The Netherlands. The address of Range Resources Corporation is 125 State Route 43, Hartville, Ohio 44632.
(2) Includes 60,000 shares of Common Stock, which Mr. Lombardy could acquire upon the exercise of immediately exercisable stock options or warrants which he holds.
(3) The share ownership figures for Mr. Lombardy include 2,748 shares of Common Stock owned by a trust for which Mr. Lombardy is the trustee and as to which he disclaims any beneficial interest. Mr.
          Lombardy resigned from North Coast on April 30, 1999.
(4) Includes 26,800 shares of Common Stock, which Mr. Siegel could acquire upon the exercise of immediately exercisable stock options or warrants which he holds. Does not include 13,400 shares of Common Stock Mr. Siegel could acquire through the exercise of a warrant, which may be issued if NUON purchases additional shares of common stock.
(5) Includes 1,149,426 shares of Common Stock that may be immediately acquired by NUON upon exercise of an outstanding option for $4.35 per share.
(6) Includes 6,667 shares of Common Stock, which Mr. Bradley could acquire upon the exercise of stock options, or warrants, which he holds and will vest in April, 2000.
(7) Includes 40,000 shares of Common Stock, which may be acquired upon the exercise of certain warrants to purchase Common Stock.
(8) Includes 115,505 shares of Common Stock, which may be acquired by all Directors and executive officers as a group (including Mr. Lombardy) upon the exercise of immediately exercisable stock options or warrants.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         North Coast believes that the terms of the following transactions were as favorable to North Coast as could have been obtained from unaffiliated third parties. All future transactions between North Coast and its affiliates will be on terms no less favorable to North Coast than those that could be obtained from stockholders will be approved by a majority of disinterested Directors, if any.

         North Coast currently manages 28 Drilling Programs, and each Drilling Program has been conducted as a separate limited partnership with North Coast serving as managing general partner of each. North Coast contributes the drill sites to each Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of each Drilling Program. Drilling programs raised $3.5 million during fiscal 1999, $2.7 million during fiscal 1998 and $3.0 million during fiscal 1997.

         Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by North Coast and are for administrative fees charged to the partnerships and to reimburse North Coast for amounts paid on behalf of the partnerships. Significantly all of North Coast's revenues, other than oil and gas production revenue, are generated from or as a result of the organization and management of oil and gas partnerships sponsored by North Coast. During the year ended March 31, 1999, North Coast acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $450,000.

         On September 4, 1997 North Coast Energy sold 1,149,426 shares of its Common Stock for $5,000,000 to NUON, pursuant to the terms of a stock purchase agreement by and between North Coast and NUON dated August 1, 1997. A portion of the proceeds from the sale of Common Stock was utilized to repay existing subordinated indebtedness in the amount of $1,475,537 plus interest of $54,506 owed to Lomak, the predecessor of Range and a stockholder of North Coast, with the remaining proceeds used for working capital and to reduce the amount outstanding under North Coast's Credit Facility.

         In connection with the sale of shares of Common Stock to NUON, Mr. Siegel received cash payment of $112,500 and five-year warrants to purchase 26,800 shares of Common Stock at a price of $4.375 per share. Mr. Siegel acted as a consultant to assist North Coast in finding a partner in the energy industry. Upon the exercise by NUON of its right to purchase additional shares of Common Stock, Mr. Siegel will receive an additional finder's fee of $37,500 and five year warrants to purchase an additional 13,400 shares of Common Stock at a price of $4.375 per share. In addition, a company owned by Mr. Siegel repaired two compressors for North Coast for $51,000.

         Effective April 30, 1999 Charles M. Lombardy, Jr., the chief executive officer of North Coast, was paid $370,000 instead of continuing his employment contract by signing a separation agreement with North Coast. North Coast, also subsequent to year-end, escrowed approximately $800,000 for the payment of dividend arrearages associated with the Series B Preferred Stock and the purchase of the former chief executive officer's Common Stock, if NUON does not exercise its option to purchase the shares. If NUON does exercise its option to purchase the Lombardy Common Stock, it will directly reduce the amount of Common Stock NUON would be required to purchase under its stock purchase agreement, if exercised.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTH COAST ENERGY, INC.


October 14, 1999                           /s/ Saul Siegel
                                           -------------------------------------
                                           Saul Siegel
                                           Chief Executive Officer and Director