Form 10-Q
period 1999-09-30
NORTH COAST ENERGY INC / DE/
filed 1999-11-15
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            --          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                Yes X   No
                                    --     --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes     No
                                    --     --

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at November 10, 1999
     ----------------------------           --------------------------------
     Common Stock, $.01 par value                       5,599,596

                            NORTH COAST ENERGY, INC.


                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
 September 30, 1999 (Unaudited) and March 31, 1999 (Audited)                   2

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 1999 and 1998            4

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 1999 and 1998                      6

Unaudited Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                    12


PART II - OTHER INFORMATION                                                   20

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 1999 and March 31, 1999

                                   (Unaudited)

                                     ASSETS

                                                                           September 30,       March 31,
                                                                               1999               1999
                                                                          ---------------   ----------------
CURRENT ASSETS:
   Cash and equivalents                                                       $6,155,681      $  1,956,617
   Accounts receivable:
     Trade, net                                                                2,738,334         2,740,394
     Affiliates                                                                  120,344           115,278
   Inventories                                                                   308,155           210,556
   Deferred income taxes                                                          57,000            57,000
   Refundable income taxes                                                        38,000            38,000
   Prepaid expenses                                                              255,481           180,000
                                                                              ----------       -----------

         Total current assets                                                  9,672,995         5,297,845


PROPERTY AND EQUIPMENT, at cost:
   Land                                                                           97,822            97,822
   Oil and gas properties (successful efforts)                                47,000,476        42,964,679
   Pipelines                                                                   6,646,149         6,543,928
   Vehicles                                                                    1,034,178           937,613
   Furniture and fixtures                                                        604,224           588,473
   Buildings and improvements                                                    837,957           823,225
                                                                             -----------       -----------
                                                                              56,220,806        51,955,740

   Less accumulated depreciation, depletion, amortization
     and impairment                                                          (16,442,756)      (15,537,255)
                                                                             ------------      ------------
                                                                              39,778,050        36,418,485

OTHER ASSETS
   Advanced royalties                                                          1,439,000         1,570,000
   Other, net                                                                    249,809           287,137
                                                                             -----------      ------------
                                                                               1,688,809         1,857,137
                                                                             ------------      ------------

                                                                             $51,139,854       $43,573,467
                                                                             ===========       ===========


       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 1999 and March 31, 1999

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,         March 31,
                                                                                          1999               1999
                                                                                     -------------       -------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                                  $  1,216,000       $     97,600
   Accounts payable                                                                      5,470,091          2,355,982
   Accrued expenses                                                                        426,467            444,808
   Billings in excess of costs on uncompleted contracts                                         --                 --
                                                                                      ------------       ------------

         Total current liabilities                                                       7,112,558          2,898,390

LONG-TERM DEBT, net of current portion                                                  21,516,127         21,493,922

ACCRUED PLUGGING LIABILITY                                                                 739,648            872,408

DEFERRED INCOME TAXES, NET                                                                 366,200            366,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,421 and 73,816 issued and outstanding
     (aggregate liquidation value of $734,210
     and 738,160, respectively)                                                                734                738
   Series B, Cumulative Convertible Preferred stock, par value $.01 per share; 625,000 shares authorized, 232,864 issued and outstanding (aggregate liquidation value $2,328,640 plus dividends in arrears of
     $326,010)                                                                               2,329              2,329
   Undesignated Serial Preferred stock, par value $.01 per share;
     811,730 shares authorized; none issued and outstanding                                     --                 --
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 5,599,555 and  4,556,814 issued and outstanding                            55,995             45,568
   Additional paid-in capital                                                           26,290,063         21,914,939
   Retained deficit                                                                     (4,943,800)        (4,021,027)
                                                                                      ------------       ------------

         Total stockholders' equity                                                     21,405,321         17,942,547
                                                                                      ------------       ------------

                                                                                      $ 51,139,854       $ 43,573,467
                                                                                      ============       ============

       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended September 30, 1999 and 1998

                                   (Unaudited)


                                                   Three Months Ended                Six Months Ended
                                                   ------------------                ----------------
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----
REVENUE:
 Oil and gas production                       $ 1,715,090      $ 1,862,691      $ 3,226,956      $ 3,427,603
 Drilling revenues                                     --               --               --          326,958
 Well operating, transportation and other         678,907          530,355        1,424,475          934,411
 Administrative and agency fees                   159,089          208,276          316,124          418,408
                                              -----------      -----------      -----------      -----------
                                                2,553,086        2,601,322        4,967,555        5,107,380
COSTS AND EXPENSES:
 Oil and gas production expenses                  741,047          634,897        1,347,581        1,197,161
 Drilling costs                                   135,777          176,611          240,162          571,788
 Oil and gas operations                           441,062          196,527        1,002,457          445,397
 General and administrative expenses              571,015          567,013        1,374,990        1,011,139
 Depreciation, depletion, amortization,
   impairment and other                           475,055          494,545          955,386        1,012,472
                                              -----------      -----------      -----------      -----------
                                                2,363,956        2,069,593        4,920,576        4,237,957
                                              -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                            189,130          531,729           46,979          869,423
                                              -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
 Interest income                                   42,215           28,607           59,404           45,676
 Other                                                655            1,203            1,216            2,354
 Gain (loss) on sale of property
   and equipment                                      529           (1,964)             352           (2,472)
 Interest expense                                (478,011)        (547,615)        (914,292)        (999,519)
                                              -----------      -----------      -----------      -----------
                                                 (434,612)        (519,769)        (853,320)        (953,961)
                                              -----------      -----------      -----------      -----------


INCOME (LOSS) BEFORE INCOME TAXES                (245,482)          11,960         (806,341)         (84,538)

PROVISION FOR INCOME TAXES
 Current                                               --               --               --               --
 Deferred                                              --               --               --               --
                                              -----------      -----------      -----------      -----------
                                                       --               --               --               --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $  (245,482)     $    11,960      $  (806,341)     $   (84,538)
                                              ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                For The Periods Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                     1999             1998            1999              1998
                                                     ----             ----            ----              ----
Net loss applicable to Common Stock
  (after Preferred Stock dividends paid or in
  arrears of $58,216 and $58,466 for the
  three months ended September 30, 1999
  and 1998; and $116,432 and $125,532 for
  the six months ended September 30, 1999
  and 1998)                                       $(303,698)      $  (46,506)     $ (922,773)      $(210,070)
                                                  =========        =========       =========       =========


NET LOSS PER SHARE
  (basic and diluted)                             $    (.07)       $    (.01)     $     (.20)      $    (.06)
                                                  =========        =========       =========       =========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     4,551,111        3,373,287       4,559,072       3,348,454
                                                  =========        =========       =========       =========

    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Six Months Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                       1999                       1998
                                                                       ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(806,341)             $   (84,538)
 Adjustments to reconcile net loss
  to cash provided (used) by operating activities-
   Depreciation, depletion, amortization, and other                    955,386                1,012,472
   Abandonment of oil and gas properties                                    --                       --
   (Gain) loss on sale of property and equipment                          (352)                   2,472
Change in:
    Accounts receivable                                                 (3,006)                (790,914)
    Other current assets                                              (173,080)                 (83,987)
    Other assets                                                       152,928               (1,309,922)
    Accounts payable                                                  (385,891)                 115,473
    Other liabilities                                                 (132,760)                 900,000
    Accrued expenses                                                   (18,341)                 124,279
    Billings in excess of costs on uncompleted contracts                    --                 (302,881)
                                                                     ----------             -----------

    Total adjustments                                                  394,884                 (333,008)
                                                                     ----------             -----------

    Net cash used by operating activities                             (411,457)                (417,546)
                                                                     ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (703,509)             (17,006,505)
                                                                     ----------             -----------

    Net cash used for investing activities                            (703,509)             (17,006,505)
                                                                     ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                                  --                       --
 Borrowings under revolving credit facility                           (900,000)              17,962,370
 Payments on long-term debt                                            (55,086)                 (50,188)
 Repayments of borrowings under revolving credit facility            2,000,000               (3,500,000)
 Cash paid for deferred financing cost                                      --                 (150,000)
 Proceeds from issuance of long-term debt                                   --                   73,256
 Net proceeds from the issuance of Common Stock                      4,385,548                4,925,000
 Distributions and dividends                                          (116,432)                 (85,292)
                                                                     ----------             ------------
    Net cash provided by financing activities                        5,314,030               19,175,146
                                                                     ----------             ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          4,199,064                1,751,095

    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Six Months Ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                1999                1998
                                                                ----                ----
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  $1,956,617          $1,578,984
                                                             ----------          ----------

CASH AND EQUIVALENTS AT END OF PERIOD                        $6,155,681          $3,330,079
                                                             ==========          ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for -
    Interest                                                 $  913,400          $  885,569
    Income taxes                                             $       --          $   58,017

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                                   $   95,691          $   73,256

Accounts payable incurred for the
 purchase of property and equipment                          $3,500,000          $       --

Accounts payable from interest on
 long-term debt                                              $  123,100          $  155,799

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


         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            51.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            45.1%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            43.9%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            48.6%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      36.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    44.4%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    36.2%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    42.3%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    37.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    32.9%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    28.3%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    37.9%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    54.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    42.6%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    38.7%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    36.7%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    37.6%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    29.4%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    32.8%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership                    22.1%
         North Coast Energy 1998-1 Appalachian Drilling Program Limited Partnership                    20.1%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.     Long-Term Debt

                                                                        September 30, 1999      March 31, 1999
                                                                        ------------------      --------------
Long-term debt consists of the following:

  Revolving credit notes payable - bank                                     $21,927,635          $20,827,635

  Mortgage note payable to a bank, secured by land and
  a building, requiring monthly payments of approximately
  $1,019 (including interest at 8%) through July 2003                            40,406               44,290

  Mortgage note payable to a bank, secured by land and
  a building, requiring monthly payments of approximately
  $5,248 (including interest at 8.58% renegotiated every 5 years)               475,743              487,673

  Various installment notes payable, in aggregate monthly
  installments (including interest) of $12,500 at September 30,
  1999, and $7,500 at March 31, 1999                                            288,343              231,924
                                                                            -----------          -----------
                                                                             22,732,127           21,591,522

  Less current portion                                                        1,216,000               97,600
                                                                            -----------          -----------
                                                                            $21,516,127          $21,493,922
                                                                            ===========          ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.     Long-Term Debt (Continued)

         On February 9, 1998, the Company entered into an agreement with ING
         (US) Capital LLC (successor in interest to ING (US) Capital Corporation) ("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at September 30, 1999), as defined. At September 30, 1999, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at September 30, 1999 were $2,922,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

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

         Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 8% and 8.25% at September 30, 1999 and September 30, 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at September 30, 1999.

         The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         At September 30 and March 31, 1999, all drilling contracts were completed.

Note 4.  Commitment and Contingencies

         The Company and a bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At September 30, 1999, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $84,000 for tangible well equipment and pipeline construction.

Note 5.  Preferred Dividends

         On September 30, 1999, the Company paid a dividend of $58,216 on the cumulative convertible Series B Preferred Stock. On September 30, 1998, the Company paid a dividend of $58,466 on the cumulative convertible Series B Preferred Stock. For purposes of computing earnings per share for the six months ended September 30, 1998, dividends paid and in arrears on the cumulative convertible Series B Preferred

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Preferred Dividends (continued)

         Stock were $125,532. Cumulative dividends in arrears on the cumulative convertible Series B Preferred Stock are $326,010 at September 30, 1999.


Note 6.  Sale of Common Stock

         Pursuant to the terms of a stock purchase agreement by and between North Coast and NUON International bv ("NUON") dated August 1, 1997, North Coast agreed to sell up to 1,149,426 shares of Common Stock each year over a three year period. On September 30, 1998, North Coast sold 1,149,426 shares of its Common Stock to NUON for $4.35 per share. North Coast also sold on September 30, 1999 1,042,125 shares of Common Stock for $4.35 per share to conclude the Company's obligation under the August 1, 1997 stock purchase agreement.

         Effective April 30, 1999, the chief executive officer of North Coast was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with North Coast. NUON exercised its option to purchase the chief executive officer's Common Stock; which directly reduced the amount of Common Stock NUON was required to purchase in September, 1999 under its August 1, 1997 stock purchase agreement. Additionally, the former chief executive officer received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock.

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


Note 8.  Acquisition of Environmental Exploration Co.

         The Company acquired, effective September 11, 1999, the working interest and operations in approximately 220 producing wells, additional proved undeveloped locations and gas gathering systems from Environmental Exploration of Canton, Ohio. The transaction closed October 7, 1999 for a total purchase price of $3.5 million in cash which was funded through the sale of stock to NUON on September 30, 1999.

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

ACQUISITIONS AND DRILLING ACTIVITIES

         The Company acquired, effective September 11, 1999, the working interest and operations in approximately 220 producing wells, additional proved undeveloped locations and gas gathering systems from Environmental Exploration of Canton, Ohio. The transaction closed October 7, 1999 with the assets representing an estimated 6.6 Bcfe of net proved reserves for a total purchase price of $3.5 million in cash.

         The Company also drilled 3 wells and reworked one during the six months ended September 30, 1999. One well was drilled to the Beekmantown formation at a depth of approximately 6,065 feet. A Clinton formation well was reworked by plugging back to the Berea formation at approximately 1300 feet. The remaining two wells were drilled to the Berea formation at approximately 400 feet and are waiting on completion. The total estimated cost of the aforementioned work is approximately $300,000.

         The following table is a review of the results of operations of the Company for the three months ended September 30, 1999 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                             Three Months                 Six Months
                                                                Ended                       Ended
                                                             September 30,               September 30,
                                                          1999          1998          1999          1998
                                                          ----          ----          ----          ----
Revenues:
   Oil and gas production                                   67%           72%           65%           67%
   Drilling revenues                                         0             0             0             7
   Well operating, transportation and other                 27            20            29            18
   Administrative and agency fees                            6             8             6             8
                                                          ----          ----          ----          ----
         Total Revenues                                    100%          100%          100%          100%
                                                          ----          ----          ----          ----
Expenses:
   Oil and gas production expenses                          29%           24%           27%           23%
   Drilling costs                                            6             7             5            11
   Oil and gas operations                                   17             8            20             9
   General and administrative expenses                      22            22            28            20
   Depreciation, depletion, amortization and other          19            19            19            20
   Other                                                    17            20            17            19
                                                          ----          ----          ----          ----
         Total Expenses                                    110%          100%          116%          102%
                                                          ----          ----          ----          ----

Net Loss                                                   (10)%           0%          (16)%          (2)%
                                                          ====          ====          ====          ====

Net Loss Applicable to Common Stock                        (12)%          (2)%         (19)%          (4)%
                                                          ====          ====          ====          ====

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended September 30, 1999 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1999 TO SIX MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

         Oil and gas production revenues decreased $200,647 (6%) to $3,226,956 for the six months ended September 30, 1999 compared to $3,427,603 for the prior corresponding period due to decreased production and natural gas prices. North Coast's production decreased 62,085 Mcfe (MCF equivalents) to 1,281,051 Mcfe for the six months ended September 30, 1999 compared to 1,343,136 Mcfe for the six months ended September 30, 1998. The Company received an average price of $14.48 and $11.32 per barrel of oil for the six months ended September 30, 1999 and 1998, respectively, and $2.53 and $2.59 per Mcf for natural gas for the six months ended September 30, 1999 and 1998, respectively.

         North Coast did not recognize any drilling revenues for the six months ended September 30, 1999 compared to $326,958 for the six months ended September 30, 1998. Drilling revenues were recognized on 2 wells for the six months ended September 30, 1998 which were in progress from fiscal 1998 while North Coast completed all contracted wells scheduled in fiscal 1999. North Coast anticipates drilling additional wells in conjunction with its drilling program to be formed prior to the end of the calendar year. North Coast raised $3,515,000 for its fiscal 1999 Drilling Program and $2,718,000 for its fiscal 1998 Drilling Programs.

         For the six months ended September 30, 1999, well operating, transportation and other revenues increased $490,064 (52%) to $1,424,475 compared to $934,411 for the six months ended September 30, 1998. This increase was primarily due to increased revenues of $501,808 from unaffiliated third party gas sales.

         For the six months ended September 30, 1999, administrative and agency fees decreased $102,284 (24%) to $316,124 compared to $418,408 for the six months ended September 30, 1998. This decrease was a result of decreased ongoing administrative fees charged to certain Drilling Programs and from the elimination of administrative fees attributable to additional Drilling Program interests that the Company purchased.

EXPENSES

         Oil and gas production expenses increased to $1,347,581 (13%) for the six months ended September 30, 1999 from $1,197,161 for the six months ended September 30, 1998. The increase was a result of the purchase of additional interests in prior Drilling Programs and additional operating costs associated with net profit interest wells acquired from Kelt.

         Drilling costs for the six months ended September 30, 1999 compared to the six months ended September 30, 1998 decreased $331,626 (58%). This decrease between comparable periods was due to the fewer number of wells recognized in drilling revenue during the six months ended September 30, 1999 compared to the six months ended September 30, 1998 as discussed with drilling revenues above. The Company allocates overhead to this activity although it is anticipated that wells will not be contracted, drilled and completed until the fourth quarter.

         Oil and gas operations increased $557,060 (125%) to $1,002,457 for the six months ended September 30, 1999 compared to $445,397 for the six months ended September 30, 1998. This increase was primarily due to increased costs of $84,859 associated with utilization of oilfield equipment and $445,998 in gas purchases related to unaffiliated third party gas sales.

         General and administrative expenses increased $363,851 (36%) to $1,374,990 for the six months ended September 30, 1999 from $1,011,139 for the six months ended September 30, 1998 primarily due to payments made to the former chief executive officer who resigned from North Coast on April 30, 1999. Under a separation agreement, this executive was paid approximately $370,000 related to his existing employment contract with additional costs incurred of $26,000 associated with legal and other expenses.

         The net loss for the six months ended September 30, 1999 increased to $806,341 from $84,538 for the six months ended September 30, 1998. The Company's net loss attributable to Common Stock was $922,773 for the six months ended September 30, 1999 compared to $210,070 for the six months ended September 30, 1998. The increase in net loss and net loss attributable to Common Stock between the comparable periods reflects the payment to the former chief executive officer and the reduced drilling revenue. Dividends on the Company's series B cumulative Preferred Stock were paid in cash for the six months ended September 30, 1999 of $116,432 and for the six months ended September 30, 1998 dividends of $125,532 were paid or in arrears.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

         Oil and gas production revenues decreased $147,601 (8%) to $1,715,090 for the three months ended September 30, 1999 compared to $1,862,691 for the prior corresponding period. This decrease in oil and gas revenue was due to decreased production and actual gas prices. North Coast's production decreased 46,695 Mcfe to 680,647 Mcfe for the three months ended September 30, 1999 compared to 727,342 for the three months ended September 30, 1998. The Company received an average price of $14.88 and $11.01 per barrel of oil for the three months ended September 30, 1999 and 1998, respectively, and $2.53 and $2.63 per Mcf for natural gas for the three months ended September 30, 1999 and 1998, respectively.

         For the three months ended September 30, 1999, well operating, transportation and other revenues increased $148,552 (28%) to $678,907 compared to $530,355 for the three months ended September 30, 1998. This increase was primarily due to increased revenues of $261,851 from unaffiliated third party gas sales which was offset by decreases in well operating revenues of $24,398 and transportation revenues of $65,052.

         For the three months ended September 30, 1999, administrative and agency fees decreased $49,187 (24%) to $159,089 compared to $208,276 for the three months ended September 30, 1998. This decrease was due to a combination of decreased ongoing administrative fees charged to certain Drilling Programs and due to a decrease resulting from the financial statement elimination of administrative fees attributable to additional Drilling Program interests that the Company purchased.

EXPENSES

         Oil and gas production expenses increased to $741,047 for the three months ended September 30, 1999 from $634,897 for the three months ended September 30, 1998. The increase was a result of the purchase of additional interests in prior Drilling Programs and additional operating costs associated with net profit interest wells acquired from Kelt.

         Oil and gas operations increased $244,535 (124%) to $441,062 for the three months ended September 30, 1999 compared to $196,527 for the three months ended September 30, 1998. This increase was primarily due to $209,100 in gas purchases related to unaffiliated third party gas sales.

         The net loss for the three months ended September 30, 1999 increased to $245,482 from $11,960 for the three months ended September 30, 1998. The Company's net loss attributable to Common Stock was $303,698 for the three months ended September 30, 1999 compared to $46,506 for the three months ended September 30, 1998. Dividends on the Company's series B cumulative Preferred Stock were paid in cash for the three months ended September 30, 1999 of $58,216 and for the three months ended September 30, 1998 dividends of $58,466 were paid or in arrears.

OTHER EVENTS

         On March 17, 1999, the Company's Board of Directors authorized a 1-for-5 reverse split of its Common Stock effective June 7, 1999 for stockholders of record at the close of business on May 12, 1999. The par value of the Common Stock was not changed.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply of natural gas in the United States and regionally have a more immediate effect on current pricing than inflation. North Coast received an average price of $14.48 and $11.32 per barrel for the six months ended September 30, 1999 and 1998, respectively, and $2.53 and $2.59 per Mcf for natural gas for the six months ended September 30, 1999 and 1998, respectively. North Coast's stable gas prices can be attributed to continuing its strategy of increasing commercial and industrial end-users to its portfolio of customers. This strategy allows North Coast the greatest opportunity to exceed the average regional prices, while minimizing the effects of a negative fluctuation. Winter index prices recently increased which allowed North Coast to lock in 10% of its open production positions at the average price of approximately $3.20 per Mcf for the winter period. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and FERC Order 636. FERC Order 636 may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

         Currently, North Coast sells natural gas under both fixed price contracts and on the spot market. The spot market price North Coast receives for gas production is related to several variables, including the weather and the effects of gas storage. North Coast anticipates that spot market prices will continue to fluctuate in response to various factors primarily weather and demands.

         In an effort to position itself to take advantage of future increases in demand for natural gas, North Coast continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from its wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $2,560,000 at September 30, 1999 compared to $2,399,000 at March 31, 1999. The increase of $161,000 in working capital at September 30, 1999 reflects the added investment of NUON International bv ("NUON"), payment of borrowings on the credit facility and a current accounts payable of $3.5 million for the purchase of 220 wells. As of September 30, 1999, the Company had $21,927,635 outstanding under its Credit Facility.

         The following table summarizes the Company's financial position at September 30, 1999 and March 31, 1999:

                                                September 30, 1999      March 31, 1999
                                                ------------------      ----------------
(Amounts in Thousands)                           Amount        %         Amount       %
                                                 ------        -         ------       -
Working capital                                  $ 2,560        6%      $ 2,399        6%
Property and equipment (net)                      39,778       90%       36,418       89%
Other                                              1,689        4%        1,857        5%
                                                 -------      ---       -------      ---
   Total                                         $44,027      100%      $40,674      100%
                                                 =======      ===       =======      ===

Long-term debt                                   $21,516       49%      $21,494       53%
Deferred income taxes and other liabilities        1,106        3%        1,238        3%
Stockholders' equity                              21,405       48%       17,942       44%
                                                 -------      ---       -------      ---
   Total                                         $44,027      100%      $40,674      100%
                                                 =======      ===       =======      ===

CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 1999 and 1998:

                                                             Six Months Ended September 30,
                                                             ------------------------------
(Amounts in Thousands)                                      1999                          1998
                                                   ---------------------         ---------------------
                                                   Amount            %           Amount            %
                                                   ------            -           ------            -
Net cash used by operating activities              $  (411)         (7)%        $   (418)         (2)%
Net cash used for investing activities                (704)        (13)%         (17,006)        (84)%
Net cash provided by financing activities            5,314          97%           19,175          95%
                                                   -------         ---          --------         ---

Increase (decrease) in cash and equivalents        $ 4,199          77%         $  1,751           9%
                                                   =======         ===          ========         ===

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash used by operating activities was relatively constant between the six months ended September 30, 1999 and 1998.

         Net cash used for investing activities decreased to $704,037 for the six months ended September 30, 1999 from $17,006,505 for the six months ended September 30, 1998. The decrease was primarily due to the Kelt acquisition which was completed during the period ended September 30, 1998. North Coast has funded its obligation to its fiscal 1999 drilling program, and development activities associated with completing wells acquired from Kelt and the development of proved undeveloped reserves.

         Net cash from financing activities decreased to $5,314,030 for the six months ended September 30, 1999 from $19,175,146 for the six months ended September 30, 1998. This decrease primarily reflects the Company's borrowings under its credit facility to finance the Kelt acquisition in 1998. The net proceeds from the issuance of Common Stock reflect the investments of NUON for the six months ended September 30, 1999 and 1998.

BANK FINANCING

         On February 9, 1998, North Coast entered into an agreement with ING (U.S.) Capital Corporation to replace the $20.0 million revolving credit facility with its previous lender. North Coast's amended credit facility, dated May 29, 1998, expanded North Coast's $20.0 million revolving credit facility with ING to a $25.0 million revolving credit facility. The credit agreement also provides for a borrowing base which is determined semi-annually by the lender based upon North Coast's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at September 30, 1999). The credit agreement requires payment of an agent fee of 0.75% on amounts available and a 0.50% commitment fee on amounts not borrowed up to the available credit line. At September 30, 1999, North Coast's borrowing base was $25.0 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at September 30, 1999 were $2,922,365 and may change based upon the semi-annual reserve study and borrowing base determination. (See note 5 to North Coast's March 31, 1999 financial statements relating to long-term debt.) The credit facility provides that the payment of dividends with respect to the Common Stock is prohibited. As of September 30, 1999, North Coast had $21,927,635 outstanding under the credit facility, and was in compliance with its loan covenants. Amounts borrowed under the credit facility bear interest at the prime rate of the lending bank plus 0.75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 2, 2000.

         The lender has provided a third amendment to the credit facility which continues the facility without payment of principal until September 30, 2000. The lender has also indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that North Coast find another lender. North Coast has recently negotiated and is awaiting its Board approval of a term sheet with a new lender to provide a new credit facility. The final loan agreement is anticipated to be negotiated and the loan closed within 90 days. The new credit facility is anticipated to be a $100 million three-year facility with a current borrowing base of $28 million.

         The amounts borrowed under its reducing revolving line of credit are secured by North Coast's receivables, inventory, equipment and a first mortgage on North Coast's interests in oil and gas wells and reserves. The mortgage notes are secured by land and buildings.

         In addition, at September 30, 1999, North Coast had approximately $40,406 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires North Coast to make monthly payments of approximately $1,019 through July 2003. North Coast entered into a mortgage note for its headquarters on May 13, 1996 for $540,000 with a 15-year term and an interest rate of 8.58%. The mortgage note may be renegotiated every five years. The amount outstanding under the mortgage note at September 30, 1999 was $475,743.

         Pursuant to the terms of a stock purchase agreement by and between North Coast and NUON dated August 1, 1997, North Coast agreed to sell up to 1,149,426 shares of Common Stock each year over a three year period. On September 30, 1998, North Coast sold 1,149,426 shares of its Common Stock to NUON for $4.35 per share. North Coast also sold on September 30, 1999 1,042,125 shares of Common Stock for $4.35 per share to conclude the Company's obligation under the August 1, 1997 stock purchase agreement. With the completion of the Common Stock sale, NUON holds approximately 62% of the outstanding Common Stock of North Coast.

         In connection with the sale of shares of Common Stock on September 30, 1999 to NUON, a fee consisting of cash payment of $75,000 and five-year warrants to purchase 26,800 shares of Common Stock at a price of $4.375 per share was incurred.

         Effective April 30, 1999, the chief executive officer of North Coast was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with North Coast. NUON exercised its option to purchase the chief executive officer's Common Stock; which directly reduced the amount of Common Stock NUON was required to purchase in September, 1999 under its August 1, 1997 stock purchase agreement. Additionally, the former chief executive officer received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's Common Stock.

         North Coast continues to review potential acquisitions in the oil and gas industry and mid to downstream energy areas, in addition to its drilling and development activities. North Coast is continuing its corporate drilling and development program. The Company foresees investing approximately $340,000 in the drilling of two additional wells and additional acreage in the next quarter and anticipates investing its proportionate share of costs to drill wells in conjunction with its fiscal 2000 Drilling Program. Management believes the financing through equity provided from NUON, funds raised in drilling programs and the Company's existing borrowing base or borrowings provided by a different lender will be sufficient to fund North Coast's obligations, operations and debt service requirements for the next year.

         If suitable financing on acceptable terms could not be negotiated prior to September 30, 2000 with another lender North Coast would be required to make quarterly principle payments currently in excess of $1 million. Without additional equity or other financing North Coast may have to cut costs, reduce staff or sell assets to meet this ongoing principal payment obligation. Management believes, however, that financing at some acceptable level would be available before September 30, 2000.

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

         In phase three, North Coast tested existing systems and determined whether those systems suspect to Year 2000 compliance problems should be replaced. In phase three, North Coast replaced systems and software because of the Year 2000 issue and because the Kelt acquisition necessitated newer and more compatible systems. North Coast estimated that the cost to complete phases one, two and three, which primarily included the purchase of software and hardware upgrades under normal maintenance agreements with third party vendors, would be approximately $60,000. To date, North Coast has incurred approximately 83% of these anticipated costs.

         Phase four of North Coast's action plan involves the implementation of North Coast's Year 2000 compliant software and the reevaluation of all of North Coast's material systems. North Coast is running parallel accounting systems at this time. North Coast is expected to complete this testing and implement the Y2K version of the accounting software on December 1, 1999. North Coast may engage independent consultants to assist in completing phase four. The additional cost of these independent consultants has not been determined and has not yet been included in North Coast's Year 2000 compliance cost estimates.

         In addition, North Coast has discussed Year 2000 compliance issues with its vendors and customers. Although North Coast has no reason to believe that its vendors and customers will not be Year 2000 compliant, North Coast is unable to determine the extent to which Year 2000 issues will effect all of its vendors and customers. North Coast continues to discuss solutions, as necessary, regarding this issue with its vendors and customers.

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


                                   NORTH COAST ENERGY, INC.


November 12, 1999                  /s/ Omer Yonel
                                   ---------------------------------------------
                                   Omer Yonel
                                   Chief Executive Officer and Director


November 12, 1999                  /s/ Tim Wagers
                                   ---------------------------------------------
                                   Tim Wagers
                                   Principal Accounting and Financial Officer