Form 10-Q
period 1999-12-31
NORTH COAST ENERGY INC / DE/
filed 2000-02-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                                  Yes X No
                                    --    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AT FEBRUARY 9, 2000
---------------------------                   -------------------------------
Common Stock, $.01 par value                             5,599,726

                            NORTH COAST ENERGY, INC.


                                                                                                    PAGE NO.
                                                                                                     -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
 December 31, 1999 (Unaudited) and March 31, 1999 (Audited)                                               2

Unaudited Consolidated Statements of Operations -
     For the Three and Nine Months Ended December 31, 1999 and 1998                                       4

Unaudited Consolidated Statements of Cash Flows -
     For the Nine Months Ended December 31, 1999 and 1998                                                 6

Unaudited Notes to Consolidated Financial Statements                                                      8

Management's Discussion and Analysis of Financial Condition and Results of Operations                    12


PART II - OTHER INFORMATION                                                                              20

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      December 31, 1999 and March 31, 1999

                                   (Unaudited)

                                     ASSETS
                                     ------

                                                  December 31,         March 31,
                                                      1999               1999
                                                  --------------   -----------------

CURRENT ASSETS:
   Cash and equivalents                              $5,422,283      $  1,956,617
   Accounts receivable:
     Trade, net                                       3,811,698         2,740,394
     Affiliates                                         114,934           115,278
   Inventories                                          251,156           210,556
   Deferred income taxes                                 57,000            57,000
   Refundable income taxes                               38,000            38,000
   Prepaid expenses                                      55,825           180,000
                                                    -----------       -----------

         Total current assets                         9,750,896         5,297,845



PROPERTY AND EQUIPMENT, at cost:
   Land                                                  97,822            97,822
   Oil and gas properties (successful efforts)       47,386,907        42,964,679
   Pipelines                                          6,682,693         6,543,928
   Vehicles                                           1,035,687           937,613
   Furniture and fixtures                               609,611           588,473
   Buildings and improvements                           837,957           823,225
                                                    -----------       -----------
                                                     56,650,677        51,955,740

   Less accumulated depreciation, depletion,
     amortization and impairment                    (17,051,694)      (15,537,255)
                                                    ------------      ------------
                                                     39,598,983        36,418,485

OTHER ASSETS
   Advanced royalties                                 1,439,000         1,570,000
   Other, net                                           271,950           287,137
                                                    -----------      ------------
                                                      1,710,950         1,857,137

                                                    $51,060,829       $43,573,467
                                                    ===========       ===========





       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      December 31, 1999 and March 31, 1999

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                  December 31,    March 31,
                                                                                      1999           1999
                                                                                  ------------   -----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                               $ 2,314,000   $      97,600
   Accounts payable                                                                  1,918,288       2,355,982
   Accrued expenses                                                                    415,667         444,808
   Billings in excess of costs on uncompleted contracts                              2,946,240               -
                                                                                   -----------     -----------

         Total current liabilities                                                   7,594,195       2,898,390

LONG-TERM DEBT, net of current portion                                              20,389,624      21,493,922

ACCRUED PLUGGING LIABILITY                                                             736,635         872,408

DEFERRED INCOME TAXES, NET                                                             366,200         366,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A, 6% Noncumulative Convertible
     Preferred stock, par value $.01 per
     share; 563,270 shares authorized; 73,096
     and 73,816 issued and outstanding
     (aggregate liquidation value of $730,960
     and 738,160, respectively)                                                            730             738
   Series B, Cumulative Convertible Preferred
    stock, par value $.01 per share; 625,000
    shares authorized, 232,864 issued and outstanding
    (aggregate liquidation value $2,328,640 plus dividends
     in arrears of $326,010)                                                             2,329           2,329
   Undesignated Serial Preferred stock, par
     value $.01 per share; 811,730 shares authorized;
     none issued and outstanding                                                           -               -
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 5,599,706 and  4,556,814 issued and outstanding                        55,997          45,568
   Additional paid-in capital                                                       26,327,921      21,914,939
   Retained deficit                                                                 (4,412,802)     (4,021,027)
                                                                                   -----------     -----------

         Total stockholders' equity                                                 21,974,175      17,942,547
                                                                                   -----------     -----------

                                                                                   $51,060,829     $43,573,467
                                                                                   ===========     ===========




       The accompanying notes are an integral part of these Balance Sheets

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For The Periods Ended December 31, 1999 and 1998

                                   (Unaudited)

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       ------------------                        -----------------
                                                     1999                1998               1999              1998
                                                     ----                ----               ----              ----
REVENUE:
 Oil and gas production                        $   2,362,473         $ 2,202,823      $   5,589,429      $   5,630,426
 Drilling revenues                                         -              -                      -             326,958
 Well operating, transportation and other            782,835             493,262          2,207,310          1,427,673
 Administrative and agency fees                      401,053             360,792            717,177            779,200
                                                   ---------          ----------         ----------        -----------
                                                   3,546,361           3,056,877          8,513,916          8,164,257
COSTS AND EXPENSES:
 Oil and gas production expenses                   1,008,445           1,072,629          2,356,026          2,269,790
 Drilling costs                                      143,932             151,351            384,094            723,139
 Oil and gas operations                              210,356              62,285          1,212,813            507,682
 General and administrative expenses                 511,799             522,936          1,886,789          1,534,075
 Depreciation, depletion, amortization,
   impairment and other                              639,503             568,572          1,594,889          1,581,044
                                                  ----------         -----------          ---------         ----------
                                                   2,514,035           2,377,773          7,434,611          6,615,730
                                                   ---------          ----------          ---------          ---------

INCOME FROM OPERATIONS                             1,032,326             679,104          1,079,305          1,548,527
                                                  ----------          ----------          ---------          ---------

OTHER INCOME (EXPENSES)
 Interest income                                      47,493              20,482            106,897             66,158
 Other                                                    75                (817)             1,291              1,537
 Gain (loss) on sale of property
   and equipment                                        (144)               (125)               208             (2,597)
 Interest expense                                   (490,536)           (437,836)        (1,404,828)        (1,437,355)
                                               --------------       ------------         ----------         ----------
                                                    (443,112)           (418,296)        (1,296,432)        (1,372,257)
                                                -------------        ------------        ----------         ----------


INCOME (LOSS) BEFORE INCOME TAXES                     589,214            260,808           (217,127)           176,270

PROVISION FOR INCOME TAXES
 Current                                                   -                    -                -                  -
 Deferred                                                  -                    -                -                  -
                                                 ------------         ------------    -------------    ---------------
                                                           -                    -                -                  -
                                                 ------------         ------------    -------------    ---------------


NET INCOME (LOSS)                                $     589,214      $     260,808    $     (217,127)       $   176,270
                                                 =============      =============     =============        ===========









    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                For The Periods Ended December 31, 1999 and 1998

                                   (Unaudited)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      1999            1998                1999                  1998
                                                      ----            ----                ----                  ----
Net loss applicable to Common
  Stock (after Preferred Stock dividends
  paid or in arrears of $58,216 and $58,216
  for the three months ended December 31, 1999
  and 1998; and $174,648 and $183,748 for the
  nine months ended December 31,  1999
  and 1998)                                    $     530,998         $   202,592        $  (391,775)     $      (7,478)
                                               =============         ===========        ===========      =============


NET INCOME (LOSS) PER SHARE
  (basic and diluted)                          $         .10         $       .04        $      (.08)     $        (.00)
                                               ==============        ============       ===========      ==============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      5,579,332           4,552,449          4,897,763          3,751,245
                                                   =========           =========          =========          =========











    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended December 31, 1999 and 1998

                                   (Unaudited)

                                                                     1999                1998
                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                       $   (217,127)      $    176,270
 Adjustments to reconcile net loss
  to cash provided (used) by operating activities-
   Depreciation, depletion, amortization, and other                1,594,889          1,581,044
   Abandonment of oil and gas properties                                  --                 --
   (Gain) loss on sale of property and equipment                        (144)             2,597
Change in:
    Accounts receivable                                           (1,070,960)        (1,323,563)
    Other current assets                                              83,575            (79,672)
    Other assets                                                     123,087            (15,243)
    Accounts payable                                                (437,694)           171,448
    Other liabilities                                               (135,773)                --
    Accrued expenses                                                 (29,141)           193,393
    Billings in excess of costs on uncompleted contracts           2,946,240          1,908,832
                                                                ------------       ------------

    Total adjustments                                              3,074,079          2,438,836
                                                                ------------       ------------

    Net cash provided (used) by operating activities               2,856,952          2,615,106
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                               (4,752,143)       (19,058,995)
                                                                ------------       ------------

    Net cash provided (used) for investing activities             (4,752,143)       (19,058,995)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of accounts payable used to
  finance property and equipment additions                                --                 --
 Borrowings under revolving credit facility                        2,000,000         17,962,370
 Payments on long-term debt                                          (83,589)           (79,177)
 Repayments of borrowings under revolving  credit facility          (900,000)        (4,500,000)
 Cash paid for deferred financing cost                                    --           (150,000)
 Proceeds from issuance of long-term debt                             95,691            158,031
 Net proceeds from the issuance of Common Stock                    4,423,403          4,934,768
 Distributions and dividends                                        (174,648)          (143,508)
                                                                ------------       ------------
    Net cash provided (used) by financing activities               5,360,857         18,182,484
                                                                ------------       ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        3,465,666          1,738,595







    The accompanying notes are an integral part of these Financial Statements

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

              For The Nine Months Ended December 31, 1999 and 1998

                                   (Unaudited)

                                                                         1999                    1998
                                                                         ----                    ----

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           $1,956,617              $1,578,984
                                                                      ----------              ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $5,422,283              $3,317,579
                                                                      ==========              ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for -
    Interest                                                          $1,459,800              $1,372,861
    Income taxes                                                      $       -               $   68,711

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Long-term debt incurred for the purchase
 of property and equipment                                            $   95,691             $   158,031

Accounts payable from interest on
 long-term debt                                                       $   67,200             $   106,872

Stock bonus given to employees                                        $       -              $     9,759






















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

         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            51.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            45.1%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            44.5%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            49.4%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      36.7%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    45.4%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    37.1%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    43.3%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    38.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    33.9%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    39.2%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                    28.3%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                    37.9%
         North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                    54.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1.     Summary of Accounting Policies (Continued)

         North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                    42.6%
         North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                    38.7%
         North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                    36.7%
         North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                    37.6%
         North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                    29.4%
         North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                    32.8%
         North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                    20.0%
         North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership                    38.2%
         North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership                    22.1%
         North Coast Energy 1998-1 Appalachian Drilling Program Limited Partnership                    20.1%
         North Coast Energy 1999-1 Appalachian Drilling Program Limited Partnership                    20.9%

         All significant intercompany accounts and transactions have been eliminated.


Note 2.     Long-Term Debt

                                                                         December 31, 1999  March 31, 1999
                                                                         ---------------    --------------
           Long-term debt consists of the following:
             Revolving credit notes payable - bank                          $21,927,635      $20,827,635

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $1,019 (including interest at 8%) through July 2003                 37,126           44,290

             Mortgage note payable to a bank, secured by land and
             a building, requiring monthly payments of approximately
             $5,248 (including interest at 8.58% renegotiated every 5 years)    470,394          487,673

             Various installment notes payable, in aggregate monthly
             installments (including interest) of $8,750 at December 31,
             1999, and $7,500 at March 31, 1999                                 268,469          231,924
                                                                            -----------      -----------
                                                                             22,703,624       21,591,522

           Less current portion                                               2,314,000           97,600
                                                                            -----------      -----------
                                                                            $20,389,624      $21,493,922
                                                                            ===========      ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 2.     Long-Term Debt (Continued)

         On February 9, 1998, the Company entered into an agreement with ING
         (US) Capital LLC (successor in interest to ING (US) Capital Corporation)("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at December 31, 1999), as defined. At December 31, 1999, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at December 31, 1999 were $2,922,365 and may subsequently change based upon the semiannual reserve study and borrowing base determination.

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

         Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 9% and 7.85% at December 31, 1999 and December 31, 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. The Company was in compliance with all covenants and restrictions at December 31, 1999.

         The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

         Billings in excess of costs on uncompleted contracts consist of:


                                                                    December 31,           March 31,
                                                                        2000                2000
                                                                        ----                ----
                 Billings on uncompleted contracts                  $ 5,335,588          $     -
                 Costs incurred on uncompleted contracts              2,389,348                -
                                                                    -----------          ------------
                                                                    $ 2,946,240          $      -
                                                                    ===========          ============

Note 4.  Commitment and Contingencies

         The Company and a bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for road bond deposits against damage.

         At December 31, 1999, the Company has committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $1,514,000 for tangible well equipment and pipeline construction.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5. Preferred Dividends

         On December 31, 1999 and 1998, the Company paid a dividend of $58,216 on the cumulative convertible Series B Preferred Stock. For purposes of computing earnings per share for the nine months ended December 31, 1999, dividends paid and in arrears on the cumulative convertible Series B Preferred Stock were $174,648. Cumulative dividends in arrears on the cumulative convertible Series B Preferred Stock are $326,010 at December 31, 1999.

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

ACQUISITIONS AND DRILLING ACTIVITIES

         On October 7, 1999, the Company closed a $3.5 million cash acquisition of 220 producing wells, undeveloped locations and gas gathering systems from Environmental Exploration of Canton, Ohio. The transaction which was effective September 11, 1999 included an estimated 6.6 Bcfe of net proved reserves.

         The Company formed its 1999-1 development-drilling program on December 30, 1999 with total capital contributed of $5,215,000. The funds from the 1999-1 Drilling Program will enable the Company to participate in the drilling of 31 gross (30 net) wells. Drilling commenced on December 27, 1999.

         The following table is a review of the results of operations of the Company for the three and nine months ended December 31, 1999 and 1998. All items in the table are calculated as a percentage of total revenues.

                                                           Three Months        Nine Months
                                                              Ended                Ended
                                                           December 31,          December 31,
                                                         1999       1998       1999      1998
                                                         ----       ----       ----      ----
Revenues:
   Oil and gas production                                 67%        72%        66%         69%
   Drilling revenues                                       0          0          0           4
   Well operating, transportation and other               22         16         26          17
   Administrative and agency fees                         11         12          8          10
                                                        ----       ----       ----        ----
         Total Revenues                                  100%       100%       100%        100%
                                                        ----       ----       ----        ----

Expenses:
   Oil and gas production expenses                        29%        35%        28%         28%
   Drilling costs                                          4          4          5           9
   Oil and gas operations                                  6          2         14           6
   General and administrative expenses                    14         17         22          19
   Depreciation, depletion, amortization and other        18         19         19          19
   Other                                                  12         14         15          17
                                                        ----       ----       ----        ----
         Total Expenses                                   83%        91%       103%         98%
                                                        ----       ----       ----        ----

Net Income (Loss)                                         17%         9%        (3)%         2%
                                                        ====       ====       ====        ====

Net Income (Loss) Applicable to Common Stock              15%         7%        (5)%        (0)%
                                                        ====       ====       ====        ====


         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the nine and three months ended December 31, 1999 and 1998. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1999 TO NINE MONTHS ENDED DECEMBER 31, 1998.

REVENUES

         Overall revenues increased to $8,513,916 for the nine months ended December 31, 1999 compared to $8,164,257 for the nine months ended December 31, 1998.

         Oil and gas production increased 29,943 Mcfe to 2,219,965 Mcfe for the nine months ended December 31, 1999 compared to 2,190,022 Mcfe for the comparable period ended December 31, 1998. However, primarily as a result of a decrease in the contract price paid for the gas produced from the wells acquired from Kelt Ohio, gas and oil revenues decreased $40,997 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The contract for the affected wells was renegotiated upward $.28 per Mcf effective December 1999. The Company received an average price of $16.42 and $11.35 per barrel of oil for the nine months ended December 31, 1999 and 1998 respectively, and $2.50 and $2.62 per Mcf for natural gas for the nine months ended December 31, 1999 and 1998 respectively.

         The Company did not recognize any drilling revenues during the nine months ended December 31, 1999 compared to $326,958 for the nine months ended December 31, 1998. However, as a result of the increase in capital contributed for the fiscal 2000 Drilling Program (1999-1), $5,215,000 compared to $3,515,000 in the fiscal 1999 drilling program (1998-1), the Company anticipates that the majority of drilling revenues from the proposed 31 gross wells (30 net) will be recognized at the year ending March 31, 2000.

         For the nine months ended December 31, 1999 well operating, transportation and other revenues increased $779,637 to $2,207,310 from $1,427,673 for the nine months ended December 31, 1998. The increase resulted primarily from increases in third party gas sales.

EXPENSES

         For the nine months ended December 31, 1999 oil and gas production expenses increased to $2,356,026 from $2,269,790 for the nine months ended December 31, 1998.

         Drilling costs for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 decreased $339,045. This decrease between comparable periods was due to the fewer number of wells recognized in drilling revenue during the nine months ended December 31, 1999 compared to the nine months ended December 30, 1998 as discussed with the drilling revenues above. The Company allocates overhead to this activity although it is anticipated that wells will not be contracted, drilled and completed until the fourth quarter.

         The increase in the purchase of third party gas resulted in an increase in oil and gas operations expense to $1,212,813 for the nine months ended December 31, 1999 compared to $507,682 for the nine months ended December 31, 1998.

         The increase of $352,714 to $1,886,789 in general and administrative expenses for the nine months ended December 31, 1999 compared to $1,534,075 for the nine months ended December 31, 1998 reflects the payment of $370,000 and $26,000 of associated legal and other costs related to the separation agreement and employment agreement associated with the resignation of the Company's former chief executive officer who resigned on April 30, 1999.

         Income from operations for the nine months ended December 31, 1999 decreased to $1,079,305 from $1,548,527 for the nine months ended December 31, 1998 primarily as a result of the payments and costs associated with the resignation of the former chief executive officer. The net loss for the nine months ended December 31, 1999 was $217,127 compared to net income of $176,270 for the nine months ended December 31, 1998. The net loss applicable to Common Stock for the nine months ended December 31, 1999 after preferred dividends of $174,648 was $391,775 compared to a net loss for the nine months ended December 31, 1998 of $7,478 applicable to Common

Stock after preferred dividends of $183,748. The increase in the net loss applicable to Common Stock was primarily attributable to the payments made to the former chief executive officer and associated legal and other costs.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 TO THREE MONTHS ENDED DECEMBER 31, 1998.

REVENUES

         Overall revenues increased to $3,546,361 for the three months ended December 31, 1999 from $3,056,877 for the three months ended December 31, 1998.

         Oil and gas production increased 92,022 Mcfe to 938,908 Mcfe for the three months ended December 31, 1999 compared to 846,886 Mcf for the three months ended December 31, 1998. Revenues from oil and gas production increased $159,650 to $2,362,473 for the three months ended December 31, 1999 from $2,208,823 for the three months ended December 31, 1998. The increase in oil and gas production and revenues from oil and gas production for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 primarily results from the production associated with the Environmental Exploration acquisition.

         An increase in third party gas sales resulted in an increase of $289,573 in well operating, transportation and other revenues for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

         The increase of $40,261 in administrative and agency fees for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 reflects the increase in drilling capital raised for drilling programs for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

EXPENSES

         Oil and gas production expenses decreased $64,184 to $1,008,445 for the three months ended December 31, 1999 compared to $1,072,629 for the three months ended December 31, 1998.

         An increase in third party gas purchases during the three months ended December 31, 1999 compared to the three months ended December 31, 1998 resulted in an increase in oil and gas operations expense to $210,356 from $62,285.

         Income from operations for the three months ended December 31, 1999 increased to $1,032,326 from $679,104 for the three months ended December 31, 1998. Net income for the three months ended December 31, 1999 increased $328,406 to $589,214 compared to $260,808 for the three months ended December 31, 1998 primarily as a result of an increase in oil and gas revenue, administrative and agency fees and revenues from third party gas sales. Net income applicable to Common Stock after preferred dividend payments of $58,216 was $530,998 for the three months ended December 31, 1999 compared to $202,592 for the three months ended December 31, 1998 after the payment of $58,216 in preferred dividends.

OTHER EVENTS

         On March 17, 1999, the Company's Board of Directors authorized a 1-for-5 reverse split of its Common Stock effective June 7, 1999 for stockholders of record at the close of business on May 12, 1999. The par value of the Common Stock was not changed.

INFLATION AND CHANGES IN PRICES

         While the costs of operations have been and will continue to be affected by inflation, oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. With today's global economy, especially in the area of oil and natural gas, management believes that other forces of the economy and world events, such as OPEC, the weather, economic factors, and the effects of supply and demand of natural gas in the United

States and regionally have a more immediate effect on current pricing than inflation. North Coast received an average price of $16.42 and $11.35 per barrel for the nine months ended December 31, 1999 and 1998, respectively, and $2.50 and $2.62 per Mcf for natural gas for the nine months ended December 31, 1999 and 1998, respectively. The increase in index prices which began in mid-1999 has enabled North Coast to lock in a substantial portion of its winter production at prices ranging from $3.03 per Mcf to $3.46 per Mcf. Other variables potentially effecting gas prices are increased competition from Canadian gas, effects of gas storage and FERC Order 636. FERC Order 636 may have contributed to the lower spot market prices by mandating an unbundling of pipeline service and allowing open access to a variety of geographical markets. Management cannot predict what long-term effects FERC Order 636 will have on either spot market prices or longer term gas contracts.

         Currently, North Coast sells natural gas under both fixed price contracts and on the spot market. The spot market price North Coast receives for gas production is related to several variables, including the weather and the effects of gas storage. North Coast anticipates that spot market prices will continue to fluctuate in response to various factors primarily weather and demand.

         In an effort to position itself to take advantage of future increases in demand for natural gas, North Coast continues to construct new pipeline systems in the Appalachian Basin and to contract with other pipeline systems in the region to transport natural gas production from its wells.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $2,157,000 at December 31, 1999 compared to $2,399,000 at March 31, 1999. The decrease of $242,000 in working capital at December 31, 1999 reflects the payment of borrowings on the credit facility and the reclassification of a portion of long-term debt to current. As of December 31, 1999, the Company had $21,927,635 outstanding under its Credit Facility.

         The following table summarizes the Company's financial position at December 31, 1999 and March 31, 1999:

                                                    December 31, 1999           March 31, 1999
                                                   -----------------            --------------

(Amounts in Thousands)                             Amount        %             Amount       %
                                                   ------       ---            ------      ---
Working capital                                  $ 2,157         5%           $ 2,399       6%
Property and equipment (net)                      39,599        91%            36,418      89%
Other                                              1,711         4%             1,857       5%
                                                 -------      ------          -------     -----
   Total                                         $43,467       100%           $40,674     100%
                                                 =======      ======          =======     =====

Long-term debt                                   $20,390        47%           $21,494      53%
Deferred income taxes and other liabilities        1,103         3%             1,238       3%
Stockholders' equity                              21,974        50%            17,942      44%
                                                 -------      ------          -------     -----
   Total                                         $43,467       100%           $40,674     100%
                                                 =======      ======          =======     =====



CAPITAL RESOURCES AND REQUIREMENTS

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

         The following table summarizes the Company's Statements of Cash Flows for the nine months ended December, 1999 and 1998:

                                                                   Nine Months Ended December 31,
                                                                   ------------------------------
(Amounts in Thousands)                                            1999                     1998
                                                                  ----                     ----
                                                          Amount          %       Amount            %
                                                          ------          -       ------            -

Net cash provided (used) by operating activities         $  2,857         35%    $  2,615            13%
Net cash provided (used) for investing activities          (4,752)       (58)%    (19,059)          (92)%
Net cash provided (used) by financing activities            5,361         65%      18,183            87%
                                                         --------     ------   ----------          -----


Increase (decrease) in cash and equivalents                $3,466         42%    $  1,739             8%
                                                           ======        ====    ========          ====

      Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash provided by operating activities was relatively constant between the nine months ended December 31, 1999 and 1998.

         Net cash used for investing activities decreased to $4,752,143 for the nine months ended December 31, 1999 from $19,058,995 for the nine months ended December 31, 1998. The decrease was primarily due to the Kelt acquisition which was completed during the nine months ended December 31, 1998. North Coast has funded its obligations to its fiscal 1999 drilling program, and development activities in addition to the acquisition of assets acquired from Environmental Exploration. North Coast anticipates funding its fiscal 2000 drilling program over the next six months.

         Net cash from financing activities decreased to $5,360,857 for the nine months ended December 31, 1999 from $18,182,484 for the nine months ended December 31, 1998. This decrease primarily reflects the Company's borrowings under its credit facility to finance the Kelt acquisition in 1998. The net proceeds from the issuance of Common Stock reflect the investments of NUON for the nine months ended December 31, 1999 and 1998.

BANK FINANCING

         On February 9, 1998, North Coast entered into an agreement with ING (U.S.) Capital Corporation to replace the $20.0 million revolving credit facility with its previous lender. North Coast's amended credit facility, dated May 29, 1998, expanded North Coast's $20.0 million revolving credit facility with ING to a $25.0 million revolving credit facility. The credit agreement also provides for a borrowing base which is determined semi-annually by the lender based upon North Coast's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at December 31, 1999). The credit agreement requires payment of an agent fee of 0.75% on amounts available and a 0.50% commitment fee on amounts not borrowed up to the available credit line. At December 31, 1999, North Coast's borrowing base was $25.0 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at December 31, 1999 were $2,922,365 and may change based upon the semi-annual reserve study and borrowing base determination. (See note 5 to North Coast's March 31, 1999 financial statements relating to long-term debt.) The credit facility provides that the payment of dividends with respect to the Common Stock is prohibited. As of December 31, 1999, North Coast had $21,927,635 outstanding under the credit facility, and was in compliance with its loan covenants. Amounts borrowed under the credit facility bear interest at the prime rate of the lending bank plus 0.75% or LIBOR plus 2.50%. The revolving line of credit is reviewed semi-annually and may be extended by an amendment to the current facility or converted to a term loan on July 2, 2000.

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

         In addition, at December 31, 1999, North Coast had approximately $37,126 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires North Coast to make monthly payments of approximately $1,019 through July 2003. North Coast entered into a mortgage note for its headquarters on May 13, 1996 for $540,000 with a 15-year term and an interest rate of 8.58%. The mortgage note may be renegotiated every five years. The amount outstanding under the mortgage note at December 31, 1999 was $470,394.

         Pursuant to the terms of a stock purchase agreement by and between North Coast and NUON dated August 1, 1997, North Coast agreed to sell up to 1,149,426 shares of Common Stock each year over a three year period. On September 30, 1998, North Coast sold 1,149,426 shares of its Common Stock to NUON for $4.35 per share. North Coast also sold on September 30, 1999, 1,042,125 shares of Common Stock for $4.35 per share to conclude the Company's obligation under the August 1, 1997 stock purchase agreement. With the completion of the Common Stock sale, NUON holds approximately 62% of the outstanding Common Stock of North Coast.

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

         North Coast continues to review potential acquisitions in the oil and gas industry and mid to downstream energy areas, in addition to its drilling and development activities which includes investing its proportionate share of costs to drill wells in conjunction with its fiscal 2000 Drilling Program. Management believes the financing through equity provided from NUON, funds raised in drilling programs and the Company's existing borrowing base or borrowings provided by a different lender will be sufficient to fund North Coast's obligations, operations and debt service requirements for the next year.

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

YEAR 2000 DISCLOSURE

         North Coast developed an action plan and identified the resources required to convert its computer systems and software applications to achieve Year 2000 readiness. The costs associated with this action plan were approximately $60,000. The Company did not incur any significant operational problems as a result of the year 2000 issue.

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


                               NORTH COAST ENERGY, INC.


February 14, 2000              /s/ Omer Yonel
                               --------------------------------------------
                               Omer Yonel
                               Chief Executive Officer and Director


February 14, 2000              /s/ Tim Wagers
                               --------------------------------------------
                               Tim Wagers
                               Principal Accounting and Financial Officer