Form 10-K
period 2000-03-31
NORTH COAST ENERGY INC / DE/
filed 2000-06-29
CIK 839950

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2000

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

                                Yes X. No _____.
                                    -


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of June 9, 2000, the Registrant had outstanding 15,199,749 shares of Common Stock, 73,046 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All Common shares reflect the 1 for 5 reverse Common Stock split effective June 7, 1999.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 9, 2000 was $7,415,790 which value has been computed on the basis of $3.66 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on Nasdaq.


              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                                Part of Form 10-K
                                -----------------

                       Part III (Items 10, 11, 12, and 13)

                       Document Incorporated by Reference
                       ----------------------------------

Portions of the Registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Stockholders.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2000.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         North Coast Energy, Inc., an affiliate of NUON, NV, a Delaware corporation, with its subsidiaries and predecessors, ("North Coast" or the "Company"), is an independent natural gas and oil company engaged in exploration, development and production activities primarily in the Appalachian Basin. The Company's strategy focuses primarily on its acquisition of proved developed and undeveloped properties and on the enhancement, drilling and development of such properties. As used in this Annual Report on Form 10-K, the terms "Company" and "North Coast" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires. The Company currently has three wholly-owned subsidiaries, NCE Securities, Inc. ("NCE Securities"), North Coast Operating Company ("NCOC"), and Peake Energy, Inc. ("Peake"), two of which are considered active (NCE Securities and Peake).

         The Company began operations in 1981. In 1990, the Company acquired the assets and properties of 21 Drilling Programs ("Drilling Programs")* through an exchange offer (the "Exchange Offer") in which the Company issued publicly traded stock. In 1997, NUON International Projects, BV ("NUON") and the Company formed a strategic alliance that has resulted in NUON acquiring a majority ownership position (86%) in the Company as of June 9, 2000. Moreover, NUON has provided significant financial and technical resources that have enabled the Company to acquire additional oil and gas producing assets, increase its daily production and reserves, improve its efficiency as an owner/operator and substantially improve its financial results.

         As of March 31, 2000, North Coast owned interests in 3,785 wells, operating 3,697 of these wells. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 1,400 miles of natural gas gathering pipelines. At March 31, 2000, the Company had estimated net proved reserves of approximately 124.9 Bcf of natural gas and 1,021,400 barrels of oil. Daily net production as of March 31, 2000 was approximately 23,800 million cubic feet of natural gas equivalents.

*Reference herein to Drilling Programs is synonymous with any of the 29 separate Ohio limited partnerships currently managed by the Company, and those that were dissolved as a result of the Exchange Offer.

SIGNIFICANT EVENTS

         On June 7, 1999, a 1 for 5 reverse stock split became effective thereby reducing the number of shares of outstanding Common Stock from 22,784,070 to 4,556,814.

         In September 1999, the Company sold an additional 1,042,125 shares of its common stock to NUON for $4,370,057 per the terms of a Stock Purchase Agreement by and between the Company and NUON dated August 1, 1997.

         In October 1999, the Company purchased producing oil and gas assets, well operating rights and gas gathering systems from Environmental Exploration for a purchase price of $3.5 million.

         In October 1999, Omer Yonel was appointed Chief Executive Officer and a Director of North Coast Energy. Prior to joining North Coast in January of 1999, Mr. Yonel served as NUON's International Business Development Manager for North America where he spent fourteen months as a liaison between the Company and its largest share owner, NUON. Mr. Yonel has ten years of international experience (Saudi Arabia, Denmark, Turkey, The Netherlands) in project engineering and project management and sales in the European oil and gas industry with Schelde Engineering & Contractors bv, and with ABB Lummus, a subsidiary of Asea Brown Boveri (ABB).

         In December 1999, the Company formed a $5.2 million investor financed drilling program to drill 31 development wells. This was the largest single investor financed program ever to be formed by the Company and enhanced revenues from drilling, oil and gas production, well operating, transportation and administrative services.

         In March 2000, the Company purchased the stock of Peake Energy, Inc. of Ravenswood, West Virginia for $72.5 million, based upon the effective date of January 1, 2000. The actual funds transferred at the time of closing were $69,541,000 to reflect net proceeds from the effective date. The purchase was financed through borrowings from NUON. Peake is a large, successful producer/operator of Appalachian natural gas and oil and provides the Company a foothold for continued growth in West Virginia and Kentucky. The acquisition of Peake will add significantly to production, reserves and financial results. On May 4, 2000, NUON converted $24 million of debt related to the Peake acquisition to 9.6 million shares of common stock of the Company.

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

         In 1998, the Company began a seismic data program that led to the inception of exploration drilling on a portion of its Ohio leasehold acreage. The exploration drilling has focused on the Knox unconformity, a sequence of sandstones and dolomites which includes the Rose Run, Beekmantown and Trempealeau productive zones, at depths ranging from 2,500 to 8,000 feet. In the Company's area of interest the Knox is targeted at approximately 2,000 feet below the Clinton formation at between 6,000 and 7,000 feet. To date, the Company's exploration in the Knox has resulted in two discoveries on two exploration wells.

         The Company also maintains leasehold acreage in portions of Ohio, Pennsylvania and West Virginia with other potential producing formations.

ACQUISITIONS

         Recent Acquisitions

         Peake Energy, Inc.
         ------------------

         In March 2000, the Company acquired 100% of the stock of Peake Energy, Inc. of Ravenswood, West Virginia providing the Company with a new foothold in the Appalachian Basin. The Company's objective in acquiring Peake was to increase production, reserves and the overall critical mass to allow it to more effectively operate in a cost efficient manner. Peake operates approximately 1,900 wells with daily net production of approximately 16 million cubic feet of gas equivalents and has proved net reserves in excess of 74 Bcfe. Peake operates 900 miles of gas gathering systems and associated natural gas compression facilities. Through Peake, the Company has greatly increased its development drilling and exploration opportunities in the Appalachian Basin. Peake will substantially increase revenues and cash flow to the Company's financial results.

         Environmental Exploration Company
         ---------------------------------

         In October 1999, the Company acquired the oil and gas assets and well operating rights of Environmental Exploration and its affiliate, Loma Enterprises, Inc., of North Canton, Ohio. The assets included 220 producing wells and a series of natural gas gathering systems. The Company's primary objective in acquiring these assets was to increase daily net production through cost-effective operations. The majority of the assets are in close proximity to existing North Coast operations and permitted the integration of the acquired assets with no additional general and administrative and minimal field-level personnel costs.

         Kelt Ohio, Inc.
         ---------------

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

         Since 1994 the Company has completed the acquisition of the working interest in approximately 3,300 wells, various gas gathering systems and additional drilling locations. The Company has also acquired additional interests in its prior Drilling Programs by offering investors an exit strategy from the Drilling Programs.

EXPLORATION AND DEVELOPMENT

         Exploration and development activities conducted by the Company have primarily involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties by the Company or in conjunction with Drilling Programs and joint ventures.

         The Company's strategy focuses on increasing its natural gas and oil reserves, as well as production, drilling and oilfield service revenues, by acquiring undeveloped oil and gas properties in the Appalachian Basin and financing and conducting the drilling and development of these properties by the Company or in conjunction with the Drilling Programs. The Company is pursuing a strategy of increasing reserves through drilling and development, the acquisition of other gas and oil companies and producing properties.

DRILLING ACTIVITY

         North Coast continually evaluates undeveloped prospects originated by its staff or other independent geologists as well as other gas and oil companies. If review of a prospect indicates that it may be geologically and economically attractive, the Company will attempt to obtain a lease of the mineral rights on the acreage.

         Typically, the Company will acquire the entire working interest in a lease in consideration of paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest. During fiscal year 2000, the Company participated in the drilling of 35 wells.

DRILLING PROGRAMS

         From the Company's inception in 1981 through March 31, 2000, North Coast has raised approximately

$92,000,000 and has sponsored 50 Drilling Programs to engage in oil and gas drilling and development operations.

         Each Drilling Program has been conducted as a separate limited partnership with the Company serving as managing general partner of each. Currently, North Coast serves as the managing general partner of 29 Drilling Programs. To maintain the marketability of its Drilling Programs, the Company continually reviews program structure and performance and makes modifications from program to program, as it deems appropriate. These modifications have included changes to the compensation arrangements between the Company and the Drilling Programs, including charges for its drilling and administrative services, and changes in the Company's interest in the Drilling Programs.

         The Company acts as operator and general contractor for drilling and production operations, undertaking to drill and complete Drilling Program wells and to serve as operator for producing wells. At March 31, 2000 the Company operated 415 wells for the Drilling Programs. In the Drilling Programs, typically the entire working interest in the leasehold is acquired by the Program, although only the minimum required acreage for a well is assigned by the Company to the Drilling Program.

         As managing general partner, North Coast is subject to full liability for the obligations of the Drilling Programs although it is indemnified by each program to the extent of the assets of the Drilling Programs under certain circumstances. The partnership interests in the Drilling Programs constitute securities and the Company is subject to potential liability for failure to comply with applicable federal and state securities laws and regulations under certain circumstances.

         Typically, each Drilling Program is structured as a "functional allocation" program whereby the non-industry investors contribute cash in an aggregate amount equal to the intangible drilling and development costs to be incurred for the Drilling Program wells. The Company contributes the drill sites to the Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of the Drilling Program. The allocation of partnership revenues in each Drilling Program may vary depending upon the structure chosen by the Company, with the Company's initial percentage interest ranging from 20% to 40%.

         Interests in North Coast's Drilling Programs are sold to investors through securities dealers registered with the NASD. In each program, NCE Securities, a subsidiary of the Company, a member of the NASD and a broker-dealer registered with the SEC, acts as placement agent and enters into selling agreements with a number of broker-dealers to assist it in selling the interests.

         The Drilling Programs raised $2.7 million from investors during fiscal year 1998, $3.5 million in fiscal year 1999 and $5.2 million in fiscal year 2000. The Company intends to sponsor a Drilling Program for fiscal year 2000 and has prepared the necessary documentation. The offering will have maximum subscriptions of up to $6 million at the Company's discretion.

DRILLING SERVICES

         North Coast derives revenue and net income from the drilling services it provides to the Drilling Programs. North Coast enters into turnkey (fixed price) contracts with the Drilling Programs to drill program wells. Pursuant to these drilling contracts, the Company is responsible for the drilling and development of the wells. The Company subcontracts with third parties for the performance of a substantial portion of the operations required to drill, complete and equip these wells for production. The Company manages and supervises all necessary drilling and related service and equipment operations on these wells and contracts a number of third party services including contract drilling, fracturing, logging and pipeline construction, which are performed by subcontractors who specialize in those operations. Since North Coast contracts with the Drilling Programs on a turnkey basis, North Coast is responsible for drilling and completing the wells, regardless of the actual cost. Consequently, North Coast is subject to the risk that prices incurred in the actual drilling and development operations could increase or decrease beyond its contract price thereby rendering its drilling contracts more or less profitable. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each Drilling Program in order to reduce the risk of unprofitable drilling operations. These turnkey drilling prices are subject to change based on competition, the return sought by Drilling Program investors, North Coast's revenue and profit considerations and other industry conditions.

OIL FIELD SERVICE OPERATIONS

         As of March 31, 2000, North Coast operated 3,985 wells located in Ohio, Pennsylvania, West Virginia and Kentucky. As operator of producing wells, North Coast is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and also subcontracts certain oil field operations that require third party services.

         North Coast receives a monthly operating fee for each producing well it operates for third parties and is reimbursed for most unaffiliated third party costs associated with operations and production of the wells. Each third party pays North Coast their specified operating fee based upon their aggregate interest in the wells, exclusive of North Coast's ownership interest.

GAS-GATHERING ACTIVITIES

         In connection with the drilling and development of the wells that it operates, North Coast has acquired, constructed and owns approximately 1,400 miles of gas-gathering pipelines in various counties throughout Ohio, Pennsylvania, West Virginia and Kentucky. These pipelines carry natural gas from the wellhead to the gas transmission systems of various utilities for sale to such utilities, to natural gas brokers purchasing gas for resale to others or to industrial purchasers pursuant to self-help gas purchase arrangements. The Company continues its acquisition and construction of pipelines and gathering systems and the establishment of compressor facilities in order to expand the number of natural gas purchasers available to the Company.

         For such gas-gathering services, the Company collects certain allowances from public utilities, end-users or other natural gas purchasers, including natural gas brokers. These gathering fees or transportation allowances averaged approximately $.37 per Mcf of natural gas at March 31, 2000.

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

         The lengths of the contracts as defined in the "Term" provision in the Company's gas purchase agreements vary widely. Additionally, several of the Company's contracts provide for monthly pricing which are derived from published NYMEX or Appalachian price indexes. The Columbia Transmission (TCO) and Consolidated Natural Gas (CNG) Index prices, which create a basis for spot sales prices in the Mid Atlantic and northeastern United States, ranged from $2.05 to $3.28 per MMBtu during fiscal 2000. As of March 31, 2000, approximately 10% of the Company's natural gas contracts are fixed price contracts with industrial end-users. The prices received from these contracts range between $2.66 and $4.43 per Mcf. The remainder of the Company's natural gas contracts are with utilities and marketers. The prices received from these contracts range between $2.09 and $3.495 per Mcf. For the fiscal year ended March 31, 2000, the Company received an average price of $2.58 per Mcf. During fiscal year 2000, Interstate Gas Supply, Inc. purchased 22% of the gas produced by North Coast.

         Due to the seasonality of supply and demand, prices paid by purchasers for natural gas will continue to fluctuate. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts so as to maintain flexibility to react to those fluctuating prices. Due to current market conditions, the duration of recently renegotiated fixed price contracts have been extended 1 to 3 years in length. The Company committed a larger portion of its natural gas to longer-term arrangements to optimize revenues derived from these sales.

         During the past several years, an overabundance of natural gas supplies and promulgation of State and Federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. However, recent trends have shown that supply tightness is starting to take effect. This is evidenced by increased future natural gas prices as indicated by the Nymex price trends. This upward trend in prices has been attributed to the upcoming struggle to maximize storage refill during a period of increased demand caused by new gas-fired electric generation projects and declining domestic production. It is likely that supply and demand factors will continue to be the driving force in the evolving marketplace.

         Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. The Company received an average price of $20.08 per barrel for its oil during fiscal 2000; however, during the last several years prices paid for crude oil have fluctuated substantially. The price posted for purchase contracts for the sale of oil at March 31, 2000, was $23.65. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. Oil production comprised approximately 6% of North Coast's total oil and gas production calculated on an equivalent Mcf basis for fiscal year 2000. Therefore a price increase or decrease in oil prices has a minimal effect on revenues when compared to the effect of the price of natural gas. To the extent that the prices, which the Company receives for its crude oil, increases or decreases from current levels, revenues from oil production will be affected accordingly.

COMPETITION

         The gas and oil industry is highly competitive in all phases. The Company encounters strong competition from other independent oil companies in acquiring economically desirable properties as well as in marketing production therefrom and obtaining external financing. Many of the Company's competitors may have financial resources, personnel and facilities equal to or greater than those of the Company.

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

EMPLOYEES

         At March 31, 2000, the Company had 144 full-time employees, including 103 field employees, 3 petroleum engineers, 4 geologists, 7 accountants, 2 land men, 1 attorney, and 2 gas marketers. No employees are represented by a union and the Company believes that it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the weather in the Company's geographic region, possible acquisitions by the Company, the cost of the locating and drilling of oil and gas wells in the Appalachian Basin area, including fluctuations in both tangible and intangible drilling costs, the amount of funds raised in the fiscal 2001 Drilling Programs, equity investment, available financing and the ability to locate productive oil and gas prospects for development by the Company.

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

         PROVED RESERVES. The following table reflects the estimates of North Coast's proved reserves as of March 31, 2000.

                                                 RESERVES

                  Oil Reserves (Bbls):
                    Proved Developed                                 920,400
                    Proved Undeveloped                               101,000
                                                                   ---------
                             Total                                 1,021,400

                  Gas Reserves (Mcf):
                    Proved Developed                             109,174,000
                    Proved Undeveloped                            15,694,000
                                                                 -----------
                             Total                               124,868,000

         Production. The following table summarizes the net oil and gas production (on a rounded basis), average sales prices, and average production (operating) expenses per equivalent unit of production for the periods indicated.


                                   PRODUCTION

                               Production                        Sales Price                Average Operating
Years Ended                  Oil       Gas                                                 Cost per Equivalent
March 31:                  (Bbls)      (Mcf)                  Per Bbl  Per Mcf                   Mcf (1)
---------                  ------      -----                  -------  -------                   -------
    1998                  13,900    1,116,000                  $16.18    $2.50                   $0.70 (2)
    1999                  28,100    2,688,000                  $11.39    $2.57                   $0.91
    2000                  31,000    2,947,000                  $20.08    $2.58                   $1.14

         (1) For calculation of average operating cost per equivalent Mcf, the standard ratio of 6:1 for gas to oil was used.
         (2) Includes costs for the rework of ten wells located in Pennsylvania and relocation of production facilities in Louisiana.

         PRODUCTIVE WELLS. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of March 31, 2000. Wells are classified as gas or oil according to their predominant product stream.

                                PRODUCTIVE WELLS

                           Gross Wells (1)                 Net Wells

                       Oil      Gas      Total        Oil      Gas      Total
                       ---      ---      -----        ---      ---      -----
                       388      3,397    3,785        367      2581      2,948

        (1) Gross wells include 237 wells in which the Company owns a royalty interest.

         ACREAGE. The following table sets forth the Developed and Undeveloped Acreage of the Company, on both a gross and net basis, as of March 31, 2000. The amounts included in proved undeveloped acreage recognizes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation which North Coast fully expects to drill in the near future.

                                          LEASEHOLD ACREAGE

                      Total Leasehold Acreage:

                            Gross Acres                   380,378
                            Net Acres                     292,492

                      Developed Acreage:

                            Gross Acres                   175,264
                            Net Acres                     140,971

                      Proved Undeveloped Acreage:

                            Gross Acres                     4,830
                            Net Acres                       4,830

                      Undeveloped Acreage (includes Proved Undeveloped Acreage):

                            Gross Acres                   205,114
                            Net Acres                     151,521

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

                               DRILLING ACTIVITIES

Fiscal year ended March 31,
---------------------------
                                                               2000              1999             1998
                                                               ----              ----             ----
         Exploratory Wells (1)
                  Productive
                           Gross                                  1                 0                 0
                           Net                                    1                 0                 0
                  Dry
                           Gross                                  0                 0                 0
                           Net                                    0                 0                 0

Fiscal year ended March 31,
---------------------------
                                                               2000              1999             1998
                                                               ----              ----             ----
         Development Wells (2)
                  Productive (3)
                           Gross                                 34                37                16
                           Net                                 8.15             20.20              4.50
                  Dry
                           Gross                                  0                 0                 1
                           Net                                    0                 0               .22

         Total Wells (4)
                  Productive
                           Gross                                 35                37                16
                           Net                                 9.15             20.20              4.50
                  Dry
                           Gross                                  0                 0                 1
                           Net                                    0                 0               .22

(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3)   The number of productive wells for fiscal 2000 includes 2 gross wells and
      0.4 net wells as productive development wells that are awaiting pipeline connection or well completion operations at March 31, 2000.

(4)   Total Wells is the sum of the Exploratory and Development Wells.

FACILITIES

         North Coast owns a 12,000 square foot building, its corporate headquarters, in Twinsburg, Ohio. The office facility is in a centralized location, which during fiscal 1997 allowed the Company to relocate certain operations and personnel from its Cleveland and Youngstown offices. As part of the Peake acquisition North Coast acquired 11,280 square feet of office and operation facilities near Ravenswood, Jackson County, West Virginia. North Coast also owns or leases operating facilities in Youngstown and Cambridge Ohio and Maben and Clarksburg, West Virginia. It also leases a small operating facility in Shrewsbury, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended March 31, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant*

Gerald W. Merriam, age 42, joined North Coast in September 1999 as Vice President, Exploration and Production. He has 19 years experience in the oil and gas industry. Prior to joining North Coast, he was Vice President, Operations/Engineering for Meridian Exploration Corporation. From 1992 to 1997 when he joined Meridian, Mr. Merriam was engineering manager for Ashland Exploration, Inc. He holds a B.S. in Chemical Engineering from the University of Pittsburgh.

Ron Huff, age 45, joined North Coast in May 2000 as Chief Financial Officer. Mr. Huff has 23 years of broad-based experience in the energy industry with particular emphasis in financing, strategic planning, and mergers and acquisitions. He held various senior level positions with energy companies in Houston, Texas from 1977-1986. Mr. Huff joined Belden & Blake Corporation in Ohio in 1986 and most recently held the position of President and Chief Financial Officer. He also has venture capital experience having sourced, evaluated and placed private equity in a variety of industries. Mr. Huff graduated from the University of Wyoming and is a certified public accountant.

Thomas A. Hill, age 42, has served as Secretary and General Counsel of North Coast Energy since August 1988. Mr. Hill joined Capital Oil & Gas, Inc. in 1984 before its acquisition by North Coast. He graduated from Hiram College with a Bachelor of Arts degree in History and Political Science and from George Washington University National Law Center with a Juris Doctor degree. Mr. Hill is a member of the state bars of Ohio, Pennsylvania, Texas, Oklahoma and the District of Columbia and the Energy Bar Association.

*The description of the Company's executive officers called for in this item is included herein pursuant to instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "NCEB." The following tables sets forth, the high and low bid and ask prices for the Common Stock for the fiscal periods indicated.

                                  Common Stock
                      (Amounts rounded to the nearest 32nd)

                                                                    High                            Low
                                                                    ----                            ---
                                                               Bid         Ask             Bid          Ask
                                                               ---         ---             ---          ---
FISCAL 1999
 First Quarter.............................................. $5-15/16    $6-1/4            $3-3/4     $4-7/32
 Second Quarter.............................................  5-5/16      5-5/8             2-3/16     2-13/16
 Third Quarter..............................................  4-11/16     5                 2-1/2      2-13/16
 Fourth Quarter.............................................  4-3/8       4-11/16           2-1/2      2-13/16

FISCAL 2000
 First Quarter.............................................. $5-5/16     $5-15/16          $2-7/8     $3-3/8
 Second Quarter.............................................  4-15/16     5                 3-5/16     3-11/16
 Third Quarter..............................................  3-15/16     4-1/8             1-13/16    2
 Fourth Quarter.............................................  3-5/16      3-7/16            1-15/16    2-5/16


         As of June 9, 2000, there were 15,199,749 shares of Common Stock outstanding, which were held by approximately 1,300 holders of record. On June 7, 1999, a 1 for 5 reverse stock split became effective thereby reducing the number of shares of outstanding Common Stock from 22,784,070 to 4,556,814.

         Of the total 15,199,749 outstanding shares of the Company's Common Stock, 9,600,000 were issued on May 4, 2000, to NUON in compliance with NUON's election to convert a $24,000,000 Non-Negotiable Subordinated Convertible Promissory Note from debt to equity. The Note had been entered into between the Company and NUON on March 17, 2000, and represented a portion of the financing that had been provided by NUON in conjunction with the purchase of the stock of Peake Energy, Inc.

         Holders of Series A Preferred Stock may be entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share when and if declared by the Board of Directors. Such dividends are payable on June 1 and December 1 of each year. The Series A Preferred Stock is convertible to 2.3 shares of Common Stock prior to the reverse stock split and is convertible to .46 shares of Common Stock after the reverse stock split. The holders of Series B Preferred Stock are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. The Series B Preferred Stock is convertible to 6.56 shares of Common Stock prior to the reverse stock split and is convertible to 1.311 shares of Common Stock after the stock split. For the year ended March 31, 2000, the Company paid $232,864 in aggregate cash dividends on its Series B Preferred Stock.

         Whenever dividends on the Series B Preferred Stock have not been paid for an amount equal to six quarterly dividend payments, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors on the Board of Directors. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment. The Company has dividends in arrears on its Series B Preferred Stock of $326,010 at March 31, 2000.

         The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on any of its common stock under the terms of its credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth-selected financial data for the Company for each of the five fiscal years in the period ended March 31, 2000, 1999, 1998, 1997, and 1996.

                                                                 Years Ended March 31
                                                      (In thousands, except per share amounts)
                                             2000            1999          1998         1997        1996
                                             ----            ----          ----         ----        ----

Revenues                                     $16,494       $13,942        $8,591       $9,665      $10,860
Net Income (Loss)                              1,312           870          262           292       (1,254)
Net Income (Loss) per Share(1)                   .21           .16         (.00)         (.75)       (1.19)
Total Assets                                 123,618        43,573        22,312       21,229       20,243
Long-term Debt (less current portion)         90,122       21,494          7,171       10,721        8,955

(1) Net Income (Loss) per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

     The following table sets forth summary unaudited financial information on a quarterly basis for the past two years.

                                                        (In thousands, except per share amounts)
                                                                         2000
                                                                         ----
                                                June 30        Sept. 30         Dec. 31         Mar. 31
                                                -------        --------         -------         -------

Revenues                                        $2,414         $2,553            $3,546         $  7,981
Net Income (Loss)                                 (561)          (245)              589            1,529
Net Income (Loss) per share (1)                   (.14)          (.07)              .10              .25
Total Assets                                    44,550         51,140            51,061          123,618
Long Term Debt (less current portion)           23,543         21,516            20,340           90,122

                                                                         1999
                                                June 30        Sept. 30         Dec. 31         Mar. 31
                                                -------        --------         -------         -------

Revenues                                        $2,506         $2,601           $3,057          $5,778
Net Income (Loss)                                  (97)            12              261             694
Net Income (Loss) per share (1)                  (0.05)         (0.01)            0.04            0.14
Total Assets                                    40,176         42,389           43,994          43,573
Long Term Debt (less current portion)           24,641         21,672           20,734          21,494

(1) Net Income (Loss) per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         North Coast is engaged in the acquisition and enhancement of developed producing properties and the exploration, development and production of undeveloped natural gas and oil properties, owned by the Company or in conjunction with joint ventures or partnerships sponsored and managed by the Company. North Coast derives its revenues from its own oil and gas production, turnkey drilling, well operations, gas gathering, transportation and gas marketing services it provides for third parties.

         During the fiscal year ended March 31, 2000, North Coast executed successful acquisition and drilling and development activities that resulted in significant increases in its operations, proved reserves and financial results. Well operations increased from 1,711 wells operated at March 31, 1999 to 3,785 at March 31, 2000. North Coast's proved developed natural gas reserves increased to 109.2 Bcf for fiscal 2000 from 41.2 Bcf for the fiscal year ended March 31, 1999 and proved developed oil reserves increased to 920,400 barrels from 322,700 barrels. The increase in well operations and proved reserves at the fiscal year-end resulted from the acquisitions of properties and reserves of Environmental Exploration and Peake Energy, Inc. combined with a successful exploration program and drilling and development activities. The proved gas reserves (developed and undeveloped) increased to 124.9 Bcf for fiscal 2000 from
52.5 Bcf for fiscal 1999. The increase in proved gas reserves was due to the increases mentioned previously for the proved developed reserves. Proved oil reserves (developed and undeveloped) increased to 1,021,400 barrels for fiscal 2000 from 425,200 barrels for fiscal 1999. North Coast recognizes as proved undeveloped reserves only the potential oil and gas which can reasonably be expected to be recovered from drillable locations which it owned (or had rights to) at fiscal year end which are directly offsetting locations to wells that have indicated commercial production in the objective formation and which North Coast fully expects to drill in the very near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 12 of the Company's financial statements. The above mentioned additions and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the other category of the Standardized Measure. Of the Company's total proved reserves, approximately 88% are proved developed and approximately 12% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

         The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 2000, 1999 and 1998. All items in the table are calculated as a percentage of total revenues.

Revenues:                                                                      2000          1999         1998
                                                                              -----          ----         ----
      Oil and gas production                                                    50%           52%           35%
      Drilling revenues                                                         27            26            35
      Well operating, transportation and other                                  18            15            19
      Administrative and agency fees                                             5             7            11
                                                                                --            --            --

           Total Revenues                                                      100%          100%          100%
                                                                               ----          ----          ----

Expenses:
      Oil and gas production expenses                                           22%           19%           10%
Drilling costs                                                                  21            21            29
      Oil and gas operations                                                    10             9             8
      General and administrative expenses                                       14            15            26
      Depreciation, depletion, amortization, impairment and other               15            18            15
      Abandonment of oil and gas properties                                      0             0             0

                                                                               2000          1999         1998
                                                                               ----          ----         ----
Expenses (continued)
      Provision (credit) for income taxes                                        0             0             0
      Other                                                                     10            12             9
                                                                                --            --             -

      Total Expenses                                                            92%           94%           97%
                                                                                              --            --

       Net Income                                                                8%            6%            3%
                                                                                ==            ==            ==

      Net Income (Loss) Applicable to Common Stock(1)                            7%            5%            0%
                                                                                ==            ==            ==

(1) Dividends were paid or accrued on the Series B cumulative preferred stock in the amount of $232,864, $236,654, and $268,264 for fiscal 2000, 1999, and 1998.

         The following discussion and analysis reviews the results of operations and financial condition for the Company for the years ended March 31, 2000, 1999 and 1998. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF FISCAL 2000 TO FISCAL 1999

REVENUES

         Oil and gas production increased from 2.9 Bcf equivalent in fiscal 1999 to 3.1 Bcfe in fiscal 2000. The acquisition of assets from Environmental Exploration was completed in October of 1999 and has provided six months of operating results for the fiscal year and the acquisition of Peake Energy, Inc. in March of 2000 has resulted in 14 days of operating results to the Company for the year ended March 31, 2000. Increased production also resulted from the Company's drilling and development activities. Oil and gas production revenues increased $989,439 (14%) to $8,223,202 for fiscal 2000 compared to $7,233,763 for fiscal 1999. The increase in oil and gas revenues is attributed to higher volumes and higher prices received for oil and gas sold.

         The Company received an average price of $20.08 and $11.39 per barrel of oil for fiscal 2000 and 1999, and $2.58 and $2.57 per Mcf for natural gas for fiscal years 2000 and 1999, respectively.

         Drilling revenues increased $689,764 (19%) to $4,375,922 for fiscal 2000 compared to $3,686,158 for fiscal 1999 due to the increase in the number of wells recognized in revenue for the comparable year ends. Drilling revenues were recognized on 26 wells for fiscal year 2000 compared to 23 for fiscal 1999.

         Well operating, transportation and other revenues increased $978,334 (47%) to $3,040,547 for fiscal 2000 compared to $2,062,213 for fiscal 1999. The increases result primarily from increased volumes of gas transported through facilities owned by North Coast and an increase in wells operated for third parties. The Company also recognized $276,012 in revenues from oilfield services provided to third parties.

EXPENSES

         Oil and gas production expense increased to $3,572,027 for fiscal 2000 from $2,601,555 for fiscal 1999 primarily as a result of the wells acquired and operated during the fiscal year. North Coast's average operating cost per equivalent Mcf was $1.14.

         Drilling costs for fiscal 2000 increased $526,985 (18%) as a result of the increased number of Drilling Program wells drilled and completed compared to fiscal 1999. The Company maintained a 26% profit margin for wells drilled during the fiscal year.

         Oil and gas operations expense increased $373,449 (31%) as a result of the increase in the number of wells operated by the Company through its acquisition and drilling activities.

         General and administrative expense increased $237,076 (11%) as a result of a one-time payment of $370,000 to a former executive officer of the Company in lieu of continuing his employment contract. As a percentage of revenues, general and administrative expenses, excluding the one-time payment of $370,000, decreased to 12% in fiscal year 2000 from 15% in fiscal year 1999.

         Depreciation, depletion, amortization, impairment and other decreased $76,744 primarily as a result of higher prices paid for oil and gas.

         Interest expense increased $216,631 to $2,057,739 from $1,841,108 primarily reflecting the increase in the average outstanding borrowings resulting from the Company's acquisition activities.

         Income from operations for fiscal 2000 increased $520,157 (20%) to $3,144,594 from $2,624,437 for fiscal 1999. The increase in income from operations was primarily due to higher production and higher prices paid for natural gas and oil and increased drilling revenues, well operating, transportation and other revenues.

         The Company's net income as a result of the aforementioned areas of improvement increased $441,602 (51%) to $1,311,816 for the fiscal year ended March 31, 2000 from $870,214 for the fiscal year ended March 31, 1999.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

REVENUES

         Oil and gas production increased from 1.2 bcf equivalent in fiscal 1998 to 2.9 bcf equivalent in fiscal 1999. Oil and gas production revenues increased $4,219,834 (140%) to $7,233,763 for fiscal 1999 compared to $3,013,929 for fiscal 1998 primarily due to the increased production volumes. This increase in oil and gas revenue and production was primarily associated with the properties acquired from Kelt. The Company received an average price of $11.39 and $16.18 per barrel of oil for fiscal 1999 and 1998, respectively, and $2.57 and $2.50 per Mcf for natural gas for fiscal year 1999 and 1998, respectively.

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

EXPENSES

         Oil and gas production expense increased to $2,601,555 for fiscal 1999 from $840,346 for fiscal 1998 primarily due to the Kelt acquisition. North Coast's average operating cost per equivalent Mcf increased to $0.91 for the year ended March 31, 1999 compared to $0.70 for the year ended March 31, 1998 primarily due to the integration of the assets and operating staff from the Kelt acquisition for the year ended March 31, 1999.

         Drilling costs for fiscal 1999 compared to fiscal 1998 increased $410,714 (16%). This increase between comparable periods was due to the larger number of Drilling Program wells drilled and completed during the fiscal year ended 1999 compared to the fiscal year ended 1998. North Coast's profit margin was 21% for fiscal 1999 compared to 16% for fiscal 1998.

         Oil and gas operations expenses increased $547,842 (84%) for fiscal 1999 compared to fiscal 1998. This increase is due to an increase in gas purchases related to unaffiliated third party gas sales, increased costs associated with the utilization of oilfield equipment acquired in the Kelt acquisition and the increase in costs due to the integration of the Kelt operations.

         General and administrative expense decreased $107,013 (5%) primarily as a result of a reallocation of overhead expenses related to integration of the assets acquired from Kelt as well as a reduction in consulting fees in fiscal 1999 compared to fiscal 1998. As a percentage of revenues, general and administrative expense decreased from 26% in fiscal 1998 to 15% in fiscal 1999.

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

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, which may have an affect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices during the Company's fiscal year have increased as a result of continued production constraints by members of OPEC which has reduced the available supply of crude oil to world markets. Natural gas prices have also increased particularly during the fourth quarter of the fiscal year ended March 31, 2000, and more so subsequent to that date. These increases in price are attributed to lower storage supplies following the winter of 1999/2000 and higher natural gas demand for the generation of electricity in the United States. As a result of these market forces, North Coast received an average price of $20.08 per barrel of oil for fiscal 2000 compared $11.39 for fiscal 1999. The Company received an average price of $2.58 per Mcf for its natural gas for fiscal 2000 compared to $2.57 for fiscal 1999.

         The Company cannot predict the duration of the current strength of oil and gas markets and price, as those forces noted above as well as other variables may change.

         Currently, North Coast sells natural gas under fixed price contracts, on the spot market and through a fixed price commodity hedge. The Company has positioned itself to take advantage of current market conditions by fixing a greater portion of its gas to contracts of a year or longer at prices substantially higher than were received in recent years. Additionally, the Company continues to acquire and construct new pipeline systems to transport natural gas from Company wells and third parties.

LIQUIDITY AND CAPITAL RESOURCES

         North Coast's working capital was $5,351,000 at March 31, 2000, compared to $2,399,000 at March 31, 1999. The increase of $2,951,000 in working capital reflects the working capital acquired in the Peake transaction and the funds received from the formation of the fiscal 2000 Drilling Program. As of March 31, 2000, the Company had $20,000,000 outstanding under its Credit Facility and $72,500,000 in borrowings from NUON. On May 4, 2000, the Company converted $24 million of the NUON debt into 9.6 million common shares.

         The following table summarizes the Company's financial position at March 31, 2000 and 1999:

(Amounts in Thousands)                                            2000                           1999
                                                                  ----                           ----

                                                    Amount              %              Amount              %
                                                    ------             --              ------             --
Working capital                                    $   5,351            5                $2,399            6
Property and equipment                               104,763           91                36,418           89
Other                                                  4,491            4                 1,857            5
                                                    --------         ----              --------         ----
     Total                                          $114,605          100               $40,674          100
                                                    ========          ===               =======          ===

Long-term debt                                      $ 90,122           79               $21,494           53
Deferred income taxes and other liability              1,091            1                 1,238            3
Stockholders' equity                                  23,392           20                17,942           44
                                                    --------          ---              --------          ---
     Total                                          $114,605          100               $40,674          100
                                                    ========          ===               =======          ===

         The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank financing.

         The following table summarizes North Coast's Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998:

(Amounts in Thousands)                               2000                  1999                1998
                                                     ----                  ----                ----
Net cash provided by operating activities          $  3,901              $  2,385              $  1,186
Net cash used for investing activities              (75,443)              (20,913)               (2,122)
Net cash provided by financing activities            75,792                18,906                 1,012
                                                   --------              --------              -------
Increase (decrease) in cash and cash equivalent    $  4,250              $    378              $    76
                                                   ========              ========              =======

         As the above table indicates, North Coast's cash provided by operating activities is $3,901,000 for fiscal 2000 compared to a $2,385,000 increase for fiscal 1999.

         Net cash used for investing activities increased to $75,442,712 for fiscal 2000 from $20,912,938 for fiscal 1999. This increase was due to the acquisition of Peake Energy, Inc. and the assets of Environmental Exploration.

         Net cash from financing activities increased $56,886,991 for fiscal 2000 compared to fiscal 1999. This increase reflects the Company's borrowings from NUON to finance the Peake acquisition. Also reflected is the receipt of $4,370,057 from NUON on September 29, 1999 for the issuance of Common Stock of the Company and the subsequent payment of a portion of the Company's Credit Facility.

         On February 9, 1998, the Company entered into an agreement with ING
(US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998, ("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base that is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at March 31, 2000), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At March 31, 2000, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 2000, were $4,850,000 and may subsequently be adjusted upon the semiannual reserve study and borrowing base determination (see Note 4 to the Company's March 31, 2000, financial statements). The Credit Facility provides that the payment of cash dividends with respect to the Common Stock of the Company is prohibited. As of March 31, 2000, the Company had $20,000,000 outstanding under the Credit Facility, and was in compliance with its loan covenants. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus .75% or Libor plus 2.50%. The line of credit is reviewed semi-annually and extended by an amendment to the current facility or converted to a term loan on July 2, 2000. The lender has performed its September 30, 1999, semi-annual borrowing base review and has provided a third amendment to the Credit Facility which continues the facility without payment of principal until September 30, 2000. The lender has indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that the Company find another lender. North Coast is currently reviewing options with several lenders that are interested in providing at least a $100 million credit facility.

         The amounts borrowed under its revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

         In addition, at March 31, 2000, the Company had approximately $34,800 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996, for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at March 31, 2000, was $464,800.

         On September 29, 1999, the Company sold an additional 1,042,125 shares of its Common Stock for $4,370,057 to NUON International Projects BV, a limited liability company organized under the laws of the Netherlands (NUON), pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. By exercising its option to purchase additional shares by September 30, 1999, NUON's stock ownership increased to 62% of the Company's outstanding Common Stock. The Company issued 80,400 warrants representing the right of the holders to purchase one share of Common Stock for $4.375 per share in connection with the sale of Common Stock to NUON.

         The Company acquired certain assets and assumed certain rights and obligations of Environmental Exploration, headquartered in North Canton, Ohio. The acquisition was made pursuant to a Purchase and Sale Agreement dated October 7, 1999, with an effective date of September 30, 1999. The purchase price for the acquired assets was approximately $3.5 million. The Company funded the acquisition using cash from the third installment under the 1997 NUON Agreement.

         North Coast acquired 100% of the stock of Peake Energy, Inc. per the terms of a Stock Purchase Agreement dated March 17, 2000. The Company borrowed $72.5 million from NUON to finance the acquisition. On May 4, 2000, the Company converted $24 million of the NUON debt to 9.6 million common shares.

         On April 30, 1999, the Company's chief executive officer resigned and under a separation agreement was entitled to certain payments in lieu of his existing employment contract and as consideration for non-compete provisions. A warrant to purchase common stock was also a part of the separation provisions. Management of North Coast believes that general economic conditions and various sources of available capital, including cash flow from operations, borrowings from the anticipated new credit facility and funds raised in Drilling Programs will be sufficient to fund the Company's obligations, and operations through fiscal 2001.

YEAR 2000 READINESS DISCLOSURE

         North Coast developed an action plan and identified the resources to convert its computer systems and software applications to achieve year 2000 readiness. The costs associated with this action plan were approximately $60,000. The Company did not incur any significant operational problems as a result of the year 2000 issue.

ACCOUNTING STANDARDS

                  In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of the anticipated adoption of this standard is expected to have no material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views and provides guidance on applying generally accepted accounting principles to revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the effects, if any, the SAB may have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the two Non-Negotiable Subordinated Promissory Notes between the Company and NUON. At March 31, 2000, approximately 99% of the Company's total long-term debt consisted of floating rate debt. Subsequent to the fiscal year end, $24,000,000 of the aggregate $72,500,000 NUON debt was converted to equity. If interest rates were to increase 100 basis points (1%) from March 31, 2000, and assuming no changes in long-term debt (other than the NUON conversion) from the March 31, 2000, levels, the additional annual expense would be approximately $725,000 on a pre-tax basis. The Company currently does not hedge its exposure to this floating interest rate risk.

         Subsequent to March 31, 2000, and effective with May 2000 production, the Company has entered into a natural gas hedging program to eliminate exposure to changes in natural gas prices that may affect a substantial portion of its net production contracted to one large industrial customer. The hedging program involves the use of a financial swap and fixes the Company's price at $3.51 per Mcf through December 2001. Gains or losses on the hedging program are recognized monthly as additions to or subtractions from oil and gas sales. The Company had no material futures-related contracts at March 31, 2000.

         The information included in this Item is considered to constitute "forward looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Carel W.J. Kok was elected as a Director in December 1998 and currently serves as Chairman of the Board of Directors of the Company. Mr. Kok has been Manager of Business Development with the International Division of the NUON Energy Group since October 1996. From 1990 to 1995, he was with Royal Dutch Shell Group working in a variety of downstream commercial, trading and new business development functions in East Asia, the Middle East, as well as Western and Eastern Europe. Mr. Kok was co-founder of the Lone Star Europe Holding, a U.S. Dutch joint venture with the American chain Lone Star Steakhouse & Saloon. Mr. Kok has also served on the Boards of Calortex Ltd., a retail gas distribution company in the United Kingdom serving nearly 500,000 customers and has served as Chairman of the Board of the Sino-foreign joint venture company Shantou Dan Nan Windpower Development Company, Ltd., a joint venture now operating the largest windfarm in China. Mr. Kok holds a B.A. from Princeton University and an M.B.A. from the Rotterdam School of Management at Erasmus University.

Omer Yonel was appointed Executive Vice President-Corporate Development in January 1999; in May 1999 was promoted to Chief Operating Officer and in October 1999 was promoted to Chief Executive Officer and appointed as a Director. Mr. Yonel has ten years' of international experience in project engineering, project management and sales in the European oil and gas industry. Prior to joining NUON in January 1998, he was a project manager for the construction of co-generation plants at Schelde Engineering & Contractors bv. Previous to his service with Schelde, Mr. Yonel held various project engineering, management and sales positions at ABB Lummus, an Asea Brown Boveri subsidiary that provides engineering, management and consultancy services to global chemical, petrochemical, petroleum refining, oil and gas and other industries. Mr. Yonel holds a B.S. degree in Civil Engineering from American Bosphorus University in Istanbul, Turkey as well as a Master of Service degree in Civil Engineering from Delft University of Technology in Holland.

Cok van der Horst was appointed to the Board of Directors in October 1999. Mr. van der Horst is currently the Director, NUON East and North Holland, where he was the Chief Financial Officer between 1993 and 1999, and was also in charge of technical affairs, information technology, personnel and activities in the national energy market. He has recently assumed responsibilities in the area of mergers, acquisitions and divestments for the parent company, NUON n.v. Prior to joining NUON in January of 1993, Mr. van der Horst was chairman of the board of PEB, the energy distribution company of the province of Friesland (a regional government in The Netherlands). At PEB he was responsible for the financial and economic policy. Mr. van der Horst holds a Master's Degree in business administration from Erasmus University in Rotterdam.

Jos J. M. Smits was appointed to the Board of Directors in September 1997. Mr. Smits has been Manager-Purchasing and Trade for NUON Energy Group since July 1994. From October 1992 until July 1994, Mr. Smits was Managing Director of Fels bv, a Dutch manufacturer of building materials. Mr. Smits holds a degree in Economics from the University of Amsterdam, The Netherlands.

Garry Regan participated in the organization of North Coast's predecessor in 1981, has been an executive officer and Director since such time, serving as President since August, 1988. He holds a B.S. degree from Ohio State University and a Masters degree from Indiana University. Mr. Regan is a member of the Independent Petroleum Association of America. Mr. Regan also serves as a Director and President of NCE Securities a wholly owned subsidiary of the Company and a registered broker-dealer.

Ralph Bradley was elected as a Director of North Coast in December 1997. Mr. Bradley is currently President of Bradley Energy International, which provides energy solutions for the world market, and Bradley Energy USA, which provides individuals with the opportunity to own various aspects of natural gas production. Prior to forming these entities, Mr. Bradley was chief executive officer of The Eastern Group, Inc., and its predecessor, Eastern States Exploration Company, Inc. Mr. Bradley currently chairs the Compensation and Stock Option Committee of the Board of Directors.

C. Rand Michaels was elected as a Director of North Coast in 1996. Mr. Michaels retired from the office of Vice Chairman of Range Resources Corporation (formerly Lomak Petroleum, Inc.) and is a Director of Range Resources Corporation, served as the President and Chief Executive Officer of Lomak Petroleum, Inc. from 1976 through 1988 and Chairman of the Board from 1984 through 1988, when he became Vice Chairman of Lomak Petroleum, Inc. Mr. Michaels received his B.S. from Auburn University and his M.B.A. from the University of Denver. Mr. Michaels is also a director of American Business Computers Corporation of Akron, Ohio, a public company serving the beverage dispensing and fast food industries. Mr. Michaels currently chairs the Audit Committee of the Board of Directors.

Information required by this Item 10 as to the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                                 Page(s)

Auditor's Reports on the Financial Statements                                                    F-3  - F-4
Consolidated balance sheets                                                                      F-5  - F-6
Consolidated statements of operations                                                            F-7
Consolidated statements of stockholders' equity                                                  F-8
Consolidated statements of cash flows                                                            F-9  - F-10
Notes to consolidated financial statements                                                       F-11 - F-32

(a)  (2)  Financial Statements Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  (3)  Exhibits

     Reference is made to the Exhibit Index.

(b)      Reports on Form 8-K:

          The Company's report on Form 8-K dated April 5, 1999.
          The Company's report on Form 8-K dated March 22, 2000.
          The Company's report on Form 8-K/A dated May 23, 2000.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       2000 CONSOLIDATED FINANCIAL REPORT

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                    CONTENTS



--------------------------------------------------------------------------------

                                                                  Page

AUDITORS' REPORTS ON THE FINANCIAL STATEMENTS                   F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheets                                 F-5 - F-6
    Consolidated statements of operations                          F-7
    Consolidated statements of stockholders' equity                F-8
    Consolidated statements of cash flows                       F-9 - F-10
    Notes to consolidated financial statements                 F-11 - F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio

        We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Coast Energy, Inc. and subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



                                                            HAUSSER + TAYLOR LLP



Cleveland, Ohio
June 26, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio


        We have audited the accompanying consolidated statement of operations and the related statements of stockholders' equity and cash flows of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of North Coast Energy, Inc. and subsidiaries for the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP



Cleveland, Ohio,
June 4, 1998.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                  2000                    1999
                                                                                                  ----                    ----
        ASSETS
        ------
        CURRENT ASSETS
        Cash and equivalents                                                                  $ 6,206,686             $ 1,956,617
        Accounts receivable:
           Trade, net                                                                           7,202,492               2,740,394
           Affiliates                                                                             205,775                 115,278
        Inventories                                                                               450,718                 210,556
        Other, net                                                                                297,720                 275,000
                                                                                             ------------             -----------
             Total current assets                                                              14,363,391               5,297,845

        PROPERTY AND EQUIPMENT, at cost
           Land                                                                                   222,822                  97,822
           Oil and gas properties (successful efforts)                                        102,177,522              42,964,679
           Pipelines                                                                           15,798,806               6,543,928
           Vehicles                                                                             1,970,687                 937,613
           Furniture and fixtures                                                                 627,414                 588,473
           Building and improvements                                                            1,845,457                 823,225
                                                                                             ------------             -----------
                                                                                              122,642,708              51,955,740
        Less accumulated depreciation, depletion, amortization and
           impairment                                                                          17,879,417              15,537,255
                                                                                             ------------             -----------
                                                                                              104,763,291              36,418,485

        OTHER ASSETS, net                                                                       4,491,322               1,857,137



                                                                                             ------------             -----------
                                                                                            $ 123,618,004            $ 43,573,467
                                                                                             ============             ===========

                    The accompanying notes are an integral part of these consolidated financial statements.


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                     2000                   1999
                                                                                                     ----                   ----
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
           CURRENT LIABILITIES
           Current portion of long-term debt                                                     $ 3,124,600             $   97,600
              Accounts payable                                                                     4,963,160              2,355,982
              Accrued expenses                                                                       357,716                444,808
              Billings in excess of costs on uncompleted contracts                                   568,056                      -
                                                                                                 -----------             ----------
                Total current liabilities                                                          9,013,532              2,898,390

           LONG-TERM DEBT, net of current portion
              Affiliates                                                                          72,500,000                      -
              Non-affiliates                                                                      17,622,181             21,493,922
                                                                                                 -----------             ----------
                                                                                                  90,122,181             21,493,922

           ACCRUED PLUGGING LIABILITY                                                                724,535                872,408

           DEFERRED INCOME TAXES                                                                     366,200                366,200

           COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY
              Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,096 and
                73,816 issued and outstanding (aggregate liquidation value of
                $730,960 and $738,160, respectively)                                                     731                    738
              Series B, Cumulative Convertible Preferred stock, par
                value $.01 per share; 625,000 shares authorized; 232,864
                issued and outstanding (aggregate liquidation value of
                $2,328,640 plus dividends in arrears of $326,010)                                      2,329                  2,329
              Undesignated Serial Preferred stock, par value $.01 per share;
                811,730 shares authorized; none issued and outstanding                                     -                      -
                Common stock, par value $.01 per share; 60,000,000 shares
                authorized; 5,599,706 and 4,556,814 issued and outstanding                            55,997                 45,568
              Additional paid-in capital                                                          26,274,574             21,914,939
              Retained deficit                                                                    (2,942,075)            (4,021,027)
                                                                                                 -----------             ----------
                Total stockholders' equity                                                        23,391,556             17,942,547
                                                                                                 -----------             ----------

                                                                                               $ 123,618,004           $ 43,573,467
                                                                                                 ===========             ==========


                    The accompanying notes are an integral part of these consolidated financial statements.


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended March 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                    2000                1999                1998
                                                                                    ----                ----                ----
     REVENUE
        Oil and gas production                                                  $ 8,223,202         $ 7,233,763         $ 3,013,929
        Drilling revenues                                                         4,375,922           3,686,158           2,988,371
        Well operating, transportation and other                                  3,040,547           2,062,213           1,622,608
        Administrative and agency fees                                              854,024             960,166             965,724
                                                                                -----------         -----------         -----------
                                                                                 16,493,695          13,942,300           8,590,632

     COSTS AND EXPENSES
        Oil and gas production expenses                                           3,572,027           2,601,555             840,346
        Drilling costs                                                            3,454,287           2,927,302           2,516,588
        Oil and gas operations                                                    1,573,963           1,200,514             652,672
        General and administrative expenses                                       2,346,024           2,108,948           2,215,961
        Depreciation, depletion, amortization, impairment
          and other                                                               2,402,800           2,479,544           1,242,200
        Abandonment of oil and gas properties                                             -                   -              88,947
                                                                                -----------         -----------         -----------
                                                                                 13,349,101          11,317,863           7,556,714
                                                                                -----------         -----------         -----------

     INCOME FROM OPERATIONS                                                       3,144,594           2,624,437           1,033,918

     OTHER INCOME (EXPENSE)
        Interest income                                                             162,413              82,505              62,263
        Other                                                                        62,548               4,380               5,299
        Interest expense                                                         (2,057,739)         (1,841,108)           (839,342)
                                                                                -----------         -----------         -----------
                                                                                 (1,832,778)         (1,754,223)           (771,780)
                                                                                -----------         -----------         -----------

     INCOME BEFORE PROVISION FOR INCOME TAXES                                     1,311,816             870,214             262,138

     PROVISION FOR INCOME TAXES                                                           -                   -                   -
                                                                                -----------         -----------         -----------
     NET INCOME                                                                 $ 1,311,816         $   870,214         $   262,138
                                                                                ===========         ===========         ===========

     NET INCOME (LOSS) APPLICABLE TO COMMON
        STOCK (after dividends on cumulative Preferred Stock
        of $232,864, $236,654 and $268,264, respectively)                       $ 1,078,952         $   633,560         $    (6,126)
                                                                                ===========         ===========         ===========

     NET INCOME PER SHARE (basic and diluted)                                   $      0.21         $      0.16         $         -
                                                                                ===========         ===========         ===========


                    The accompanying notes are an integral part of these consolidated financial statements.


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended March 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                    Series A                 Series B
                                                Preferred Stock           Preferred Stock                 Common Stock
                                             ----------------------- --------------------------  ------------------------------
                                                Shares      Amount        Shares       Amount           Shares         Amount
                                                ------      ------        ------       ------           ------         ------
BALANCE, MARCH 31, 1997                         76,951      $ 770        269,464      $ 2,695          2,150,779      $ 21,508

   Net income                                        -          -              -            -                  -             -
   Shares converted                             (1,470)       (15)        (1,200)         (12)             3,273            33
   Dividends on Series B Preferred stock ($.25
     per share)                                      -          -              -            -                  -             -
   Issuance of common stock                          -          -              -            -          1,165,144        11,651
   Issuance of stock bonus common shares             -          -              -            -              3,390            34
                                                ------      -----        -------      -------          ---------      --------
BALANCE, MARCH 31, 1998                         75,481        755        268,264        2,683          3,322,586        33,226

   Net income                                        -          -              -            -                  -             -
   Shares converted                             (1,665)       (17)       (35,400)        (354)            81,333           813
   Dividends on Series B Preferred stock ($.85
     per share)                                      -          -              -            -                  -             -
   Issuance of common stock                          -          -              -            -          1,149,425        11,494
   Issuance of stock bonus common shares             -          -              -            -              3,470            35
                                                ------      -----        -------      -------          ---------      --------
BALANCE, MARCH 31, 1999                         73,816        738        232,864        2,329          4,556,814        45,568

   Net income                                        -          -              -            -                  -             -
   Shares converted and other transactions        (720)        (7)             -            -                767             8
   Dividends on Series B Preferred stock $1.00
     per share)                                      -          -              -            -                  -             -
   Issuance of common stock                          -          -              -            -          1,042,125        10,421
                                                ------      -----        -------      -------          ---------      --------
BALANCE, MARCH 31, 2000                         73,096      $ 731        232,864      $ 2,329          5,599,706      $ 55,997
                                                ======      =====        =======      =======          =========      ========
------------------------------------------------------------------------------------------------------------------------------------



                                                    Additional                            Total
                                                      Paid-in          Retained       Stockholders'
                                                      Capital          Deficit           Equity
                                                      -------          -------           ------
BALANCE, MARCH 31, 1997                            $ 12,169,227     $ (4,884,589)      $ 7,309,611

   Net income                                                 -          262,138           262,138
   Shares converted                                          (6)               -                 -
   Dividends on Series B Preferred stock ($.25
      per share)                                              -          (67,066)          (67,066)
   Issuance of common stock                           4,812,322                -         4,823,973
   Issuance of stock bonus common shares                 10,597                -            10,631
                                                   ------------     ------------      ------------
BALANCE, MARCH 31, 1998                              16,992,140       (4,689,517)       12,339,287

   Net income                                                 -          870,214           870,214
   Shares converted                                        (442)               -                 -
   Dividends on Series B Preferred stock ($.85
      per share)                                              -         (201,724)         (201,724)
   Issuance of common stock                           4,913,506                -         4,925,000
   Issuance of stock bonus common shares                  9,735                -             9,770
                                                   ------------     ------------      ------------
BALANCE, MARCH 31, 1999                              21,914,939       (4,021,027)       17,942,547

   Net income                                                 -        1,311,816         1,311,816
   Shares converted and other transactions                   (1)               -                 -
   Dividends on Series B Preferred stock ($1.00
      per share)                                              -         (232,864)         (232,864)
   Issuance of common stock                           4,359,636                -         4,370,057
                                                   ------------     ------------      ------------
BALANCE, MARCH 31, 2000                            $ 26,274,574     $ (2,942,075)     $ 23,391,556
                                                   ============     ============      ============

                    The accompanying notes are an integral part of these consolidated financial statements.



                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended March 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                    2000                1999                1998
                                                                                    ----                ----                ----
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $ 1,311,816           $ 870,214           $ 262,138
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation, depletion, amortization, impairment
       and other                                                                 2,402,800           2,479,544           1,242,200
     Abandonment of oil and gas properties                                               -                   -              88,947
     (Gain) loss on sale of property and equipment                                       -               2,008              (1,609)
     Deferred income taxes                                                               -                   -             (12,000)
     Stock bonus                                                                         -               9,770              10,631
     Change in:
       Accounts receivable                                                        (826,595)         (1,447,947)            (19,692)
       Inventories and other current assets                                       (104,776)           (193,276)             24,179
       Other assets, net                                                           289,815             241,701            (109,154)
       Accounts payable                                                            494,178             531,242             (62,667)
       Accrued expenses                                                           (234,965)            194,735             (70,182)
       Billings in excess of costs on uncompleted contracts                        568,056            (302,881)           (166,480)
                                                                                ----------          ----------          ----------
          Total adjustments                                                      2,588,513           1,514,896             924,173
                                                                                ----------          ----------          ----------
            Net cash provided by operating activities                            3,900,329           2,385,110           1,186,311

  CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                        (2,238,712)         (4,824,062)         (2,124,052)
     Acquisition of net assets of Kelt Ohio, Inc.                                        -         (16,488,876)                  -
     Acquisition of net assets of Environmental Exploration                     (3,500,000)                  -                   -
     Acquisition of Peake                                                      (69,704,000)                  -                   -
     Proceeds on sale of property and equipment                                          -             400,000               2,000
                                                                                ----------          ----------          ----------
            Net cash used by investing activities                              (75,442,712)        (20,912,938)         (2,122,052)

                    The accompanying notes are an integral part of these consolidated financial statements.


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    Years Ended March 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                     2000                1999                1998
                                                                                     ----                ----                ----
    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of accounts payable used to finance property
         and equipment additions                                                $         -         $         -         $   (87,161)
       Borrowings under revolving credit facility                                 2,000,000          20,062,370           6,765,265
       Repayment of borrowings under revolving credit facility                   (2,827,635)         (5,800,000)         (8,840,000)
       Repayments under note payable to stockholder                                       -                   -          (1,453,674)
       Payments on long-term debt                                                  (112,797)           (107,315)           (106,698)
       Cash paid for deferred financing fees                                              -            (150,000)            (88,223)
       Proceeds from issuance of long-term debt                                  72,595,691             177,130              65,031
       Net proceeds from issuance of common stock                                 4,370,057           4,925,000           4,823,973
       Distributions and dividends                                                 (232,864)           (201,724)            (67,066)
                                                                                -----------         -----------          ----------
            Net cash provided by financing activities                            75,792,452          18,905,461           1,011,447
                                                                                -----------         -----------          ----------

    INCREASE IN CASH AND EQUIVALENTS                                              4,250,069             377,633              75,706

    CASH AND EQUIVALENTS AT BEGINNING OF
       YEAR                                                                       1,956,617           1,578,984           1,503,278
                                                                                -----------         -----------          ----------

    CASH AND EQUIVALENTS AT END OF YEAR                                         $ 6,206,686         $ 1,956,617         $ 1,578,984
                                                                                ===========         ===========          ==========

    Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest                                                               $ 1,906,346         $ 1,763,000         $   887,000
         Income taxes                                                                     -             103,000              51,000

    Supplemental disclosures of noncash investing and financing activities:
       Long-term debt incurred for the purpose of property
         and equipment                                                          $         -         $         -         $    65,000
       Accounts payable incurred for the purchase of property
         and equipment                                                                    -                   -              22,000
       Accounts payable incurred for deferred financing fees                              -                   -              88,000

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

                  Capital Drilling Fund 1986-1 Limited Partnership         13.2%

                  North Coast Energy/Capital Appalachian Drilling Program Limited Partnership:
                  1987-1                                 54.2%
                  1987-2                                 48.4%
                  1988-1                                 44.4%
                  1988-2                                 62.6%
                  1989                                   45.0%

                  North Coast Energy Appalachian Drilling Program Limited
                  Partnership:
                  1990-1                                 49.5%
                  1990-2                                 44.3%
                  1990-3                                 43.0%
                  1991-1                                 39.0%
                  1991-2                                 33.9%
                  1991-3                                 41.8%
                  1992-1                                 29.7%
                  1992-2                                 38.6%
                  1992-3                                 58.6%
                  1993-1                                 43.8%
                  1993-2                                 38.2%
                  1993-3                                 39.0%
                  1994-1                                 39.3%
                  1994-2                                 31.2%
                  1994-3                                 35.2%
                  1995-1                                 20.0%
                  1995-2                                 20.8%
                  1996-1                                 20.0%
                  1996-2                                 20.0%
                  1997-1                                 38.2%
                  1997-2                                 22.1%
                  1998-1                                 20.1%
                  1999-1                                 20.9%


                  All significant intercompany accounts and transactions have been eliminated.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             C. Inventories - Inventories consist of material, pipe and supplies valued at cost.

             D. Cash Equivalents - Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and equivalents balances.

             E. Property and Equipment - Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of- production method based upon estimated proved developed oil and gas reserves, pipelines using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using accelerated methods over 5 to 7 years, building and improvements using various methods over 31 - 40 years).

             F. Oil and Gas Investments and Properties - The Company uses the successful efforts method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.

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

                  When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and administrative fees due the Company related to its management of various partnerships. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded on a drilling program or property (or groups of properties) specific basis, as applicable. The estimated future net cash flows for SFAS No. 121 incorporates an escalation of revenues of 4% per annum and an escalation of lease operating cost of 4% per annum discounted at a rate of 10%.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             G. Revenue Recognition - The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less and the Company's financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

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

            H. Per Share Amounts - The computation of basic and diluted earnings per share does not assume the conversion of the unconverted Series A (1998) and Series B (1999 and 1998) Preferred stock or the effect of warrants and stock options outstanding (2000, 1999 and 1998) due to either, the average market price of the common shares being lower than the prices of all of the options and warrants currently outstanding, or the effect being anti-dilutive. For the years ended March 31, 2000 and 1999, the conversion of Series A stock had the effect of increasing the denominator (average outstanding shares) by 16,847 and 17,116 shares, respectively, while the conversion of Series B stock increased the denominator by 76,321 shares in 2000. Assumed debt conversion of NUON's $24 million loan
                  (2000) added approximately 400,000 of common shares to the denominator. For the year ended March 31, 2000, additions to the numerator for Series B Preferred stock dividends and interest on convertible debt amounted to approximately $100,000.

                  The average number of outstanding shares used in computing basic (diluted) net income per share was 5,084,434 (5,577,602), 3,949,818 (3,966,934) and 2,821,298 (2,821,298)
                  for the years ended March 31, 2000, 1999 and 1998, respectively.

            I. Risk Factors - The Company operates in an environment with many financial risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the continued ability to market drilling programs, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base, diversify its operations and continue its marketing efforts for and investments in drilling programs is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds.

             J. Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            K. Financial Instruments - The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and debt obligations. The book value of cash and equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility and other debt obligations approximates their fair value as they bear interest at adjustable interest rates which change periodically to reflect market conditions. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk.

            L. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2. ACQUISITIONS

             On March 17, 2000, the Company acquired Peake Energy, Inc. ("Peake") through a purchase of all of Peake's outstanding capital stock (the "Acquisition") from Belden & Blake Corporation ("BBC"). Peake owns oil and gas properties consisting of approximately 1,900 wells and in excess of 900 miles of natural gas gathering lines in West Virginia, Kentucky and Virginia.

             The Acquisition was consummated pursuant to a Stock Purchase Agreement dated March 17, 2000 ("Closing Date") between the Company and BBC, with an effective date of January 1, 2000 ("Effective Date").

             The purchase price for the Peake stock was $72.5 million subject to various adjustments. The cash paid in connection with the Acquisition was obtained from loans from NUON International Projects B.V. ("NUON"), the Company's majority stockholder (see
             Note 4). The purchase price was determined through arm's-length negotiation between the Company and BBC and was based upon the Company's valuation of Peake's business and assets. There were no material relationships between the Company, its officers, directors or affiliates, and BBC or its officers, directors and affiliates. The estimated final acquisition cost (which includes $69,600,000 for the stock following the closing adjustment, intervening transactions between the Effective Date and Closing Date and direct acquisition costs of $104,000 incurred by the Company) was allocated to the net assets acquired based on estimated fair values and no goodwill was recorded. The estimated fair value of tangible assets and liabilities acquired was $71,817,000 and $2,113,000, respectively. The acquisition was accounted for as a purchase and, accordingly, the operating results related to the acquisition are included in the Company's consolidated results of operations from the Closing Date (March 17, 2000).

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 2.      ACQUISITIONS (CONTINUED)

             The following summary presents fiscal 2000 and 1999 unaudited pro forma consolidated results of operations as if the acquisition had occurred on the first day of each fiscal year and includes adjustments for the issuance of 9.6 million common shares to NUON for conversion of the $24 million promissory note (which occurred subsequent to year end), estimated amounts of depreciation, depletion and amortization of fixed assets acquired based on their estimated fair values, and increased interest expense and income taxes. The pro forma amounts include Peake's operation based on Peake's fiscal years ended December 31, 1999 and 1998. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.

                                                                        Unaudited Pro Forma
                                                                        Year Ended March 31,
                                                                  -----------------------------
                                                                       2000            1999
                                                                       ----            ----
                                                                  (Dollars in Thousands, Except
                                                                         Per Share Amounts)

             REVENUES                                                 $33,095         $35,579
                                                                      =======         =======
             NET INCOME                                               $ 2,327         $ 4,401
                                                                      =======         =======
             NET INCOME, applicable to common stock (after
                Preferred stock dividends of $233 and $236)           $ 2,094         $ 4,165
                                                                      =======         =======
             NET INCOME PER SHARE (basic and diluted)                 $  0.14         $  0.31
                                                                      =======         =======


             Effective September 11, 1999, the Company acquired, for $3.5 million, the working interest and operations in approximately 220 producing wells, proved undeveloped locations and gas gathering systems from Environmental Exploration of North Canton, Ohio.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 2.      ACQUISITIONS (CONTINUED)

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

             The acquisition cost (which includes approximately $16,000,000 paid to Kelt and direct acquisition costs of $488,876 incurred by the Company) was allocated to the net assets acquired based on estimated fair values and no goodwill was recorded. The estimated fair value of tangible assets and liabilities acquired was $17,488,876 and $1,000,000, respectively. The acquisition was accounted for as a purchase and, accordingly, the operating results related to the acquisition are included in the Company's consolidated statement of operations for significantly all of the Company's fiscal 1999 and 2000 years.

NOTE 3.      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

             Billings in excess of costs on uncompleted contracts consist of the following at March 31:

                                                                 2000           1999
                                                                 ----           ----

             Billings on uncompleted contracts               $ 671,840       $     -
             Costs incurred on uncompleted contracts           103,784             -
                                                             ---------       --------
                                                             $ 568,056       $     -
                                                             =========       ========

             At March 31, 2000, four wells were in the process of being completed.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 4.      LONG-TERM DEBT

             Long-term debt consists of the following at March 31:

                                                                            2000                 1999
                                                                            ----                 ----
NUON Non-Negotiable Subordinated Promissory
   Note due February 28, 2015 interest at LIBOR
   rate                                                                 $ 48,500,000        $     -

NUON Non-Negotiable Subordinated Convertible
   Promissory Note due February 28, 2015 interest
   at LIBOR rate convertible at $2.50 share                               24,000,000              -

Revolving credit notes payable - bank                                     20,000,000           20,827,635

Mortgage note payable to a bank, secured by land
   and a building, requiring monthly payments of
   approximately $5,248 (including interest at 8.58%)
   through May 2001.  Thereafter, the balance of the
   note will be amortized over a ten-year period, at
   an interest rate to be renegotiated every five years                      464,818              487,673

Various installment and mortgage notes payable                               281,963              276,214
                                                                        ------------        -------------
                                                                          93,246,781           21,591,522
Less current portion                                                       3,124,600               97,600
                                                                        ------------        -------------
                                                                        $ 90,122,181        $  21,493,922
                                                                        ============        =============


             On March 17, 2000, in connection with the Peake acquisition, NUON loaned $72.5 million to the Company in the form of a $48.5 million Non-Negotiable Subordinated Promissory Note and a $24.0 million Non-Negotiable Subordinated Convertible Promissory Note. Interest on both notes is payable semi-annually and accrues interest at the six month LIBOR plus 2.30%. The principal amount of each note is payable on February 28, 2015. Subsequent to year end (May 2000), NUON converted the principal amount of the Convertible note to shares of the Company's common stock based upon the exchange price of $2.50 per share. The conversion election was subject to stockholder approval. Both notes are (were) subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on Peake's assets, subject to the rights of the senior lender. The Company agreed to grant NUON registration rights for shares issued in the conversion.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 4.      LONG-TERM DEBT (CONTINUED)

             On February 9, 1998, the Company entered into an agreement with ING (U.S.) Capital LLC (successor in interest to ING (U.S.) Capital Corporation) ("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at March 31, 2000), as defined. At March 31, 2000, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at March 31, 2000 were $4,850,000 and may subsequently change based upon the semi-annual reserve study and borrowing base determination.

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

             Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 8.56% and 7.65% at March 31, 2000 and March 31, 1999, respectively. The weighted average interest rate on these borrowings was 8.4%, 8.3% and 10.1% for the years ended March 31, 2000, 1999 and 1998, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. Additionally, the Company is restricted from paying cash dividends on any of its common stock under the terms of its credit facility. The Company was in compliance with all covenants and restrictions at March 31, 2000.

             The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

             Future maturities of long-term debt for the years ended March 31 are as follows:

                  2001                                    $ 3,124,600
                  2002                                      4,119,100
                  2003                                      4,106,700
                  2004                                      4,056,300
                  2005                                      4,036,600
                  Thereafter                               73,803,481
                                                          -----------
                                                          $93,246,781
                                                          ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 4.      LONG-TERM DEBT (CONTINUED)

             The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The carrying amount of the Company's long-term debt approximates fair value, as all of the Company's significant debt instruments carry adjustable interest rates which change periodically to reflect market conditions.

NOTE 5.      STOCKHOLDERS' EQUITY

             A.   Sale of Common Stock

                  In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON, a limited liability company organized under the laws of the Netherlands, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1999 and 1998, NUON exercised its option under the Agreement to purchase an additional 1,042,125 and 1,149,425, respectively, shares of common stock at $4.35 per share. Additionally, in September 1999, NUON purchased an additional 107,301 shares from the Company's former Chief Executive Officer. NUON, which owns 3,448,277 shares of the Company's common stock at March 31, 2000, has no further rights or options to purchase shares under the Agreement (see Note 5.G. regarding conversion of NUON debt to common stock that occurred subsequent to year end).

             B.   Preferred Stock

                  The Board of Directors of North Coast has designated 563,270 shares of the 2,000,000 shares of preferred stock authorized as Series A, 6% Noncumulative Convertible Preferred stock (Series A Preferred stock) and 625,000 shares of Preferred stock as Series B, Cumulative Convertible Preferred stock (Series B Preferred stock).

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 5.      STOCKHOLDERS' EQUITY (CONTINUED)

             B.   Preferred Stock (Continued)

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 5.      STOCKHOLDERS' EQUITY (CONTINUED)

             B.   Preferred Stock (Continued)

                  Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors to the Board of Directors, as defined. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined. The amount of dividends in arrears attributable to Series B Preferred is $326,010 ($1.40 per share) as of March 31, 2000.

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

                  The holders of Series B Preferred stock have the right, exercisable at their option, to convert any or all of such shares into 1.311 (1.15 per share of Preferred stock plus .161 per share related to Preferred dividends in arrears at March 31, 2000) shares of common stock.

             C.   Common Stock Warrants

                  In fiscal 2000, 1999 and 1998, in conjunction with the NUON Agreement, the Company issued (each year) warrants to purchase 26,800 shares of common stock for $4.375 per share. These warrants (half of which are issued to a former director/officer) expire between September 2002 and September 2004.

                  Effective April 1999, in connection with the signing of a separation agreement, the Company's then Chief Executive Officer received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock.

                  The Company granted Range Resources, a shareholder of the Company, certain warrants to purchase 40,000 shares of common stock at $6.00 per share and 60,000 shares of common stock at $5.00 per share, as defined. These warrants were exercisable on June 13, 1995 and expire or expired on June 13, 2000 and 1998, respectively. In addition to the Range Resources expired warrants, warrants covering 575,000 shares of common stock with an exercise price of $13.05 per share and 50,000 Series B Units (consisting of one share of Series B Preferred stock and five warrants to purchase .23 shares of common stock at $13.05 per share) with an exercise price of $12.00 per Unit expired in the year ended March 31, 1998.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             D.   Stock Options and Stock Appreciation Rights

                  North Coast has a stock option plan ("the Option Plan") to provide incentives to stimulate interest in the development and financial success of the Company. The Option Plan provides for the granting of stock options to purchase common stock at an option price determined by North Coast's Stock Option and Compensation Committee ("the Committee"). Options granted during 2000, 1999, and 1998 have been at or above fair market value of the stock at the date of grant. The Committee shall determine the expiration date but no option shall be exercisable for a period of more than 10 years. The aggregate fair market value of the common stock exercisable for the first time during any calendar year shall not exceed $100,000. Options granted under the Option Plan terminate upon, or within 90 days of the employee leaving the Company. The Company, from time to time, may issue additional options outside the plan. The original plan expired August 17, 1999. On December 13, 1999, the Shareholders approved the adoption of the North Coast Energy, Inc. 1999 Employee Stock Option Plan, effective October 18, 1999. The only significant changes between the original Option Plan and the 1999 Option Plan was an increase to 400,000 in the aggregate number of options that may be granted under the Option Plan and a provision permitting certain family transfers.

                  Stock option transactions during 2000, 1999 and 1998 are summarized as follows:

                                              Options                Price
                                            Outstanding              Range
                                            -----------              -----

             March 31, 1997                   102,671

             Options exercised                    (50)                 $3.90
             Options canceled                 (41,273)          $3.90-$24.55
                                              --------

             March 31, 1998                    61,348

             Options granted                   20,000                  $4.38
             Options canceled                 (46,428)           $3.90-$8.10
                                              --------

             March 31, 1999                    34,920

             Options granted                   30,715                  $4.38
             Options canceled                  (3,500)                 $8.10
                                              --------

             March 31, 2000                    62,135
                                              ========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 5.      STOCKHOLDERS' EQUITY (CONTINUED)

             D.   Stock Options and Stock Appreciation Rights (Continued)

                  In the years ended March 31, 2000 and 1999, the Company granted 20,000 options to a Company director at $4.375 per share with one-third shares vesting on that date and one-third vesting each year after. In fiscal 2000, the Company granted 5,000 options to a Director/Officer of the Company, 3,429 options to an executive officer and another 2,286 options to a key employee.

                  A summary of stock options outstanding and exercisable at March 31, 2000 follows:

                                                     Options           Option
        Exercisable at March 31, 2000 through:      Outstanding         Price
        --------------------------------------      -----------         -----

        May 17, 2001                                    8,740           $4.90
        March 19, 2003                                    920           $6.90
        September 4, 2006                               1,760           $3.90
        April 1, 2003                                   6,667           $4.38
        April 1, 2004                                   6,667           $4.38
        April 1, 2005                                   6,666           $4.38
        October 18, 2009                                5,000           $4.38
        December 13, 2009                               2,286           $4.38
        December 20, 2009                               3,429           $4.38
                                                       ------
                                                       42,135
        Non vested options                             20,000           $4.38
                                                       ------

            Total                                      62,135
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

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income per share would not change.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 5.      STOCKHOLDERS' EQUITY (CONTINUED)

             E.   Stock Bonus Plan

                  The Company has a Key Employees Stock Bonus Plan ("the Bonus Plan") to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock which may be issued as bonuses shall be 46,000 shares of common stock, as defined. The expenses of administering the Bonus Plan shall be borne by the Company. The Bonus Plan terminates on February 1, 2001. The Company issued 3,470 and 3,340 shares of common stock related to this plan during fiscal 1999 and 1998, respectively, and 25,120 shares of common stock since inception.

             F.   Reverse Stock Split

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

             G.   Conversion of NUON Debt

                  On March 17, 2000, the Company as maker entered into two Non-Negotiable Subordinated Promissory Notes in the amounts of $24 million and $48.5 million with NUON as Holder. The Notes in the aggregate represented the total amount of the financing for the Peake Energy, Inc. transaction. The $24 million Note contained a conversion feature and NUON, subsequent to year end, converted the Note for 9,600,000 shares of the Common Stock of the Company valued at $2.50 per share. The issuance required shareholder approval which, after the filing of a Definitive Information Statement on Form 14C, was obtained on May 3, 2000, by majority consent in writing. The shares were issued to NUON on May 4, 2000.

NOTE 6.      INCOME TAXES

             The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The provision for income taxes consisted of the following:

                                         2000          1999           1998
                                         ----          ----           ----

                Current provision     $     -       $     -          $  12,000
                Deferred provision          -             -            (12,000)
                                      --------      --------         ----------
                    Total             $     -       $     -          $       -
                                      ========      ========         ==========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 6.      INCOME TAXES (CONTINUED)

             Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                                         2000                     1999                    1998
                                   -----------------        -----------------      -----------------
                                    Amount        %          Amount        %         Amount      %
                                   --------    -----        --------    -----      --------    -----
Provision based on
  the statutory rate               $446,000     34.0        $296,000     34.0      $ 89,000     34.0

Tax effect of:
  Statutory depletion              (456,000)   (34.8)       (306,000)   (35.2)     (132,000)   (50.4)
  Other - net                        10,000      0.8          10,000      1.2        43,000     16.4
                                   --------    -----        --------    -----      --------    -----
    Total                          $      -        -        $      -        -      $      -        -
                                   ========    =====        ========    =====      ========    =====

             The components of the net deferred tax liability as of March 31, 2000 and 1999 were as follows:

                                                   2000             1999
                                                   ----             ----
DEFERRED TAX LIABILITIES
  Property and equipment                       $(1,994,000)     $(1,322,000)

DEFERRED TAX ASSETS
Alternative minimum tax credit carryforwards       397,000          397,000
  Net operating loss carryforwards               1,620,000        1,181,000
  Other financial reserves                          60,000           57,000
  Less:  valuation allowance                      (392,200)        (622,200)
                                               -----------      -----------
    Total deferred tax assets                    1,684,800        1,012,800
                                               -----------      -----------
    Net deferred tax liability                 $  (309,200)     $  (309,200)
                                               ===========      ===========

             As of March 31, 2000, the Company had operating loss, percentage depletion and alternative minimum tax credit carryforwards of approximately $4,770,000, $3,200,000 and $397,000, respectively.
             The 34% tax effect of the percentage depletion carryover has been shown as a reduction of the deferred tax liability related to property and equipment in the above presentation. The operating loss carryforwards begin to expire in 2012. The percentage depletion and alternative minimum tax carryforwards can be carried forward indefinitely. Realization of these items is subject to certain limitations and is contingent upon future earnings. Additionally, a significant portion of the carryforwards may be subject to limitations imposed by Internal Revenue Code Section 382, which could further restrict the Company's utilization and realization of such carryforwards. Due to the uncertainty of the realization of certain tax carryforwards, the Company has established a valuation allowance against these carryforward benefits.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 7.      PROFIT SHARING PLAN

             The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter. Contributions of approximately $75,000, $50,000 and $30,000 were accrued or paid for the years ended March 31, 2000, 1999 and 1998, respectively. The Plan was amended effective April 1, 2000, to permit the immediate participation of individuals who are employed by Peake Energy, Inc. and to change the Plan's Trustee.

             North Coast provides no significant post-retirement and/or post-employment benefits other than the profit sharing plan discussed above.

NOTE 8.      COMMITMENTS AND CONTINGENCIES

             North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and saleslines additions) of the partnerships as they are incurred. At March 31, 2000, management estimates the commitment to fund such costs to be approximately $943,000. The commitment is expected to be funded by September 30, 2000.

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

             The Company has entered into employment contracts with certain of its officers that provide for a minimum annual salary and incentives based on the Company's sales and profitability. The commitment, including minimum incentives, amounts to $275,000, $330,000 and $330,000, respectively, for the years ending March 31, 2000, 1999 and 1998 plus CPI adjustments. In addition, each employment contract provides for: reimbursement of certain business expenses; life insurance of $1,000,000; disability benefits for a stated period of time as defined; and termination benefits of between one and three years' salary.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 9.      INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

             North Coast and its subsidiaries operate in a single industry segment, the acquisition, exploration and development of oil and gas properties primarily in the Appalachian Basin. North Coast and its subsidiaries both originate and acquire prospects and drill, or cause to be drilled, such prospects through joint drilling arrangements with other independent oil companies or through limited partnerships sponsored by the Company.

             The Company's revenue is derived from oil and gas production and oil and gas related activities in the Appalachian Basin. Gas production revenues represented 92%, 96% and 93% of total oil and gas production revenues for the years ended March 31, 2000, 1999 and 1998, respectively. In 2000 (1999), the Company sold gas to two major purchasers that accounted for 22% (52%) and 19% (13%) of its gas production revenues. In 1998, the Company sold gas to major purchasers that accounted for 32% and 21%, respectively, of its gas production revenues. A significant portion of trade accounts receivable at March 31, 2000 and 1999 was attributable to these purchasers.

NOTE 10.     RELATED PARTY TRANSACTIONS

             The Company believes that the terms of related party transactions are as favorable to the Company as could have been obtained from unaffiliated third parties.

             Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships. Significantly all of the Company's revenues, other than oil and gas production revenue, are generated from or a result of the organization and management of oil and gas partnerships sponsored by the Company. During the years ended March 31, 2000 and 1999, the Company acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $90,000 and $450,000, respectively.

             During fiscal 1999, a company owned by an employee of the Company repaired two compressors for $51,000 and the Company paid a $37,500 finder's fee to an employee. During fiscal 1998, the Company purchased wells and a pipeline from a shareholder for $62,000, purchased 28 wells from an employee for $339,000 and paid a $75,000 finder's fee to an employee.

NOTE 11.     ACCOUNTING STANDARDS

             In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of the adoption of this standard is expected to have no material effect on the Company's financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 11.     ACCOUNTING STANDARDS (CONTINUED)

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views and provides guidance on applying generally accepted accounting principles to revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the effects, if any, the SAB may have on its financial statements.

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

             The following supplemental unaudited oil and gas information is required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

             The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                             PRODUCING ACTIVITIES


                                                                   March 31,
                                             ---------------------------------------------------
                                                 2000               1999                1998
                                             ------------        ------------       ------------
Proved oil and gas properties                $102,177,522        $ 42,964,679       $ 25,754,748

Accumulated depreciation, depletion,
  amortization and impairment                 (14,432,570)        (12,742,541)       (10,892,238)
                                             ------------        ------------       ------------
Net capitalized costs                        $ 87,744,952        $ 30,222,138       $ 14,862,510
                                             ============        ============       ============

                 COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                          Year Ended March 31,
                                          ---------------------------------------------------
                                               2000               1999                1998
                                          ------------        ------------         ----------

Property acquisition costs                $ 56,952,518        $ 13,687,040         $  277,742
Exploration costs                               86,812             110,295            194,503
Development costs                            2,173,513           4,125,422          2,149,440

             Property acquisition costs include purchases of proved and unproved oil and gas properties acquired in business acquisitions.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

                      RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                                         March 31,
                                                          -------------------------------------------
                                                              2000            1999            1998
                                                          -----------     -----------     -----------

Oil and gas production                                    $ 8,223,202     $ 7,233,763     $ 3,013,929
(Loss) gain on sale of oil and gas properties                      -           (2,008)          1,700
Production costs                                           (3,572,027)     (2,601,555)       (840,346)
Exploration expenses                                               -         (110,295)       (194,503)
Depreciation, depletion, amortization,
  impairment and other                                     (1,690,029)     (1,863,012)       (627,636)
Abandonment of oil and gas properties                               -               -         (88,947)
                                                          -----------     -----------     -----------
                                                            2,961,146       2,656,893       1,264,197

Provision for income taxes                                    626,075         561,056         278,123
                                                          -----------     -----------     -----------

Results of operations for oil and gas
  producing activities (excluding corporate
  overhead and financing costs)                           $ 2,335,071     $ 2,095,837     $   986,074
                                                          ===========     ===========     ===========


             Provision for income taxes was computed using the statutory tax rates for the years ended March 31, 2000, 1999 and 1998 and reflects permanent differences, including the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision (credit) for the periods.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

                       ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                  Oil                   Gas
                                                                 (BBLS)                (MCF)
                                                               ---------            -----------
Balance, March 31, 1997                                          120,200             16,959,000

  Extensions, discoveries and other additions                      3,000              1,333,000
  Production                                                     (13,900)            (1,116,000)
  Revisions of previous estimates                                 26,400              1,153,000
  Sales of reserves in place                                       -                   (527,000)
                                                               ---------            -----------

Balance, March 31, 1998                                          135,700             17,802,000

  Extensions, discoveries and other additions                    264,100             34,976,000
  Production                                                     (28,100)            (2,688,000)
  Revisions of previous estimates                                 53,500              2,682,000
  Sales of reserves in place                                       -                   (251,000)
                                                               ---------            -----------
Balance, March 31, 1999                                          425,200             52,521,000

  Extensions and discoveries                                      45,900              6,483,000
  Purchase of reserves in place                                  604,700             73,324,000
  Production                                                     (31,000)            (2,947,000)
  Revisions of previous estimates                                (23,400)            (4,513,000)
  Sales of reserves in place                                           -                      -
                                                               ---------            -----------

Balance, March 31, 2000                                        1,021,400            124,868,000
                                                               =========            ===========
PROVED DEVELOPED RESERVES
  March 31, 1997                                                 120,200             14,472,000
  March 31, 1998                                                 126,700             15,087,000
  March 31, 1999                                                 322,700             41,214,000
  March 31, 2000                                                 924,000            109,174,000

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

                        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                       March 31,
                                                   ----------------------------------------------------
                                                       2000               1999                1998
Future cash inflows from sales of oil
  and gas                                          $ 372,429,000       $ 142,552,000       $ 46,349,000
Future production costs                             (137,203,000)        (47,105,000)       (12,997,000)
Future development costs                             (13,417,000)        (11,597,000)        (2,178,000)
Future income tax expense                            (66,169,000)        (24,774,000)        (8,959,000)
                                                   -------------       -------------       ------------
Future net cash flows                                155,640,000          59,076,000         22,215,000
Effect of discounting future net cash
  flows at 10% per annum                             (87,320,000)        (33,650,000)       (11,557,000)
                                                   -------------       -------------       ------------
Standardized measure of discounted
  future net cash flows                             $ 68,320,000        $ 25,426,000       $ 10,658,000
                                                   =============       =============       ============

                    CHANGES IN THE STANDARDIZED MEASURE OF
                       DISCOUNTED FUTURE NET CASH FLOWS

                                                                   Year Ended March 31,
                                                   ----------------------------------------------------
                                                       2000               1999                1998
                                                   -------------       -------------       ------------
Balance, beginning of year                         $  25,426,000       $  10,658,000       $ 10,345,000
Extensions and discoveries                             4,570,000          30,710,000            728,000
Purchase of reserves in place                         60,482,000                   -                  -
Sales of oil and gas, net of production costs         (4,651,000)         (4,632,000)        (2,173,000)
Net changes in prices and production costs             1,477,000            (533,000)           130,000
Net changes in development costs                      (1,820,000)         (8,287,000)          (104,000)
Revisions of previous quantity estimates              (3,497,000)          2,272,000          1,122,000
Sales of reserves in place                                     -            (107,000)          (259,000)
Net change in income taxes                           (18,374,000)         (6,367,000)          (246,000)
Accretion of discount                                  3,586,000           1,066,000          1,035,000
Other                                                  1,121,000             646,000             80,000
                                                   -------------       -------------       ------------
Balance, end of year                               $  68,320,000       $  25,426,000       $ 10,658,000
                                                   =============       =============       ============

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

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

             The estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage includes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation and which North Coast expects to drill in the near future using prices, operating costs and development costs expected in the area of interest. The quantities for fiscal 2000, 1999 and 1998 were reviewed by an independent petroleum engineering firm.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH COAST ENERGY, INC.

By /S/ Omer Yonel             Chief Executive Officer         June 26, 2000
------------------------
Omer Yonel

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                          DATE
---------                          -----                                          ----

/S/ Omer Yonel                     Chief Executive Officer and Director           June 26, 2000
------------------------           (principal executive officer)
Omer Yonel

/S/ Garry Regan                    President and Director                         June 26, 2000
------------------------
Garry Regan

/S/ Ron Huff                       Chief Financial Officer                        June 26, 2000
------------------------           (principal accounting and financial officer)
Ron Huff

/S/ Carel W. J. Kok                Chairman of the Board and Director             June 28, 2000
------------------------
Carel W. J. Kok

/S/ Cok Van Der Horst              Director                                       June 28, 2000
------------------------
Cok van der Horst

/S/ Jos J. M. Smits                Director                                       June 28, 2000
------------------------
Jos J. M. Smits

                                   Director                                       June __, 2000
------------------------
Ralph L. Bradley

/S/ C. Rand Michaels               Director                                       June 28, 2000
------------------------
C. Rand Michaels

                                  EXHIBIT INDEX

EXHIBIT                                                                                            SEQUENTIAL
NUMBER                     DESCRIPTION OF DOCUMENTS                                                   PAGE
-------                    ------------------------                                                ----------


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

  3.5         Certificate of Amendment to Certificate of Incorporation filed November 4, 1992.            (A)

  3.6         Certificate of Stock Designation filed December 29, 1992.                                   (D)

  3.7         Certificate of Amendment to Certificate of Incorporation filed August 29, 1994.             (G)

  3.8         Certificate of Amendment of Certificate of Incorporation filed December 16, 1998.           (J)

  3.9         Certificate of Correction filed November 15, 1999.                                          (_)

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

 10.9         Warrant to purchase 200,000 shares of Common Stock of the Company.                          (G)

 10.10        Warrant to purchase 300,000 shares of Common Stock of the Company.                          (G)

 10.11        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (H)
              Charles M. Lombardy, Jr.

 10.12        Restated Employment Agreement dated May 3, 1995 by and between Registrant and               (H)
              Garry Regan.

EXHIBIT                                                                                            SEQUENTIAL
NUMBER                     DESCRIPTION OF DOCUMENTS                                                   PAGE
-------                    ------------------------                                                ----------

 10.13        Open End Mortgage and Promissory Note by and between ING Capital and                        (K)
              the Company dated February 9, 1998.

 10.14        Purchase and Sale Agreement dated April 8, 1998 between Kelt Ohio, Inc., and                (I)
              North Coast Energy, Inc.

 10.15        Ratification and Amendment to Purchase and Sale Agreement dated May 12, 1998                (I)
              between Kelt Ohio, Inc., and North Coast Energy, Inc.

 10.16        First Amendment to Credit Agreement and Promissory Note dated May 29, 1998                  (I)
              between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

 10.17        Second Amendment to Credit Agreement and Promissory Note dated September 2, 1998            (K)
              between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

 10.18        Warrants to purchase 300,000 shares (pre-split) of Common Stock of the Company.             (K)

 10.19        Separation Agreement dated April 30, 1999 by and among North Coast Energy, Inc.,            (K)
              NUON International Projects, bv, Charles M. Lombardy, Jr., and Betty M. Lombardy.

 10.20        Third Amendment to Credit Agreement and Promissory Note dated June 23, 1999                 (K)
              between ING (U.S.) Capital Corporation and North Coast Energy, Inc.

 10.21        North Coast Energy, Inc. 1999 Employee Stock Option Plan                                    ( - )
 10.22        Stock Purchase Agreement between Belden & Blake Corporation and North Coast Energy,         (L)
              Inc. dated March 17, 2000.

 10.23        Non-Negotiable Subordinated Promissory Note in the amount of $48,500,000 between            (L)
              North Coast Energy, Inc. as maker and NUON International Projects, bv as holder, dated
              March 17, 2000.

 10.24        Non-Negotiable Subordinated Convertible Promissory Note in the amount of $24,000,000        (L)
              between North Coast Energy, Inc. as maker and NUON International Projects, bv as holder dated March 17, 2000.

 10.25        Fourth Amendment to Credit Agreement and Promissory Noted dated March 17, 2000              ( - )
              between ING (U.S.) Capital LLC, as Agent, and North Coast Energy, Inc., as Borrower.

 10.26        Amendment to North Coast Energy, Inc. Employees' Profit Sharing Plan, effective             ( - )
              April 1, 2000.

  21.1        List of Subsidiaries.                                                                       ( - )

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

  (K) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

  (L) Incorporated herein by reference to the appropriate exhibit to the Registrant's Report on Form 8-K dated March 22, 2000.



*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.