Form 10-K/A
period 2000-03-31
NORTH COAST ENERGY INC / DE/
filed 2000-08-01
CIK 839950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
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

                                Yes X.  No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of June 9, 2000, the Registrant had outstanding 15,199,749 shares of Common Stock, 73,046 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All shares reflect the 1 for 5 reverse Common Stock split effective June 7, 1999.

The aggregate market value of Common Stock held by non-affiliates of the Registrant at June 9, 2000 was $47,415,790 which value has been computed on the basis of $3.66 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on Nasdaq.

The undersigned registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended as set forth in the pages attached hereto:

                              PART I, Items 1,2,3,4
                          PART II, Items 5, 6, 7, 7A, 8
                     PART III, Items 9, 10, 11, 12, 13, 14

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

         As of March 31, 2000, North Coast owned interests in 3,785 wells, operating 3,697 of these wells. In connection with the drilling and development of the wells it operates, North Coast currently owns approximately 1,400 miles of natural gas gathering pipelines. At March 31, 2000, the Company had estimated net proved reserves of approximately 124.9 Bcf of natural gas and 1,021,400 barrels of oil. Daily net production as of March 31, 2000 was approximately
23.8 million cubic feet of natural gas equivalents.

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

         The Drilling Programs raised $2.7 million from investors during fiscal year 1998, $3.5 million in fiscal year 1999 and $5.2 million in fiscal year 2000. The Company intends to sponsor a Drilling Program for fiscal year 2001 and has prepared the necessary documentation. The offering will have maximum subscriptions of up to $6 million at the Company's discretion.

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

LIQUIDITY AND CAPITAL RESOURCES

         North Coast's working capital was $5,350,000 at March 31, 2000, compared to $2,399,000 at March 31, 1999. The increase of $2,951,000 in working capital reflects the working capital acquired in the Peake transaction and the funds received from the formation of the fiscal 2000 Drilling Program. As of March 31, 2000, the Company had $20,000,000 outstanding under its Credit Facility and $72,500,000 in borrowings from NUON. On May 4, 2000, the Company converted $24 million of the NUON debt into 9.6 million common shares.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the two Non-Negotiable Subordinated Promissory Notes between the Company and NUON. At March 31, 2000, approximately 99% of the Company's total long-term debt consisted of floating rate debt. On May 4, 2000, $24,000,000 of the aggregate $72,500,000 NUON debt was converted to equity. If interest rates were to increase 100 basis points (1%) from March 31, 2000, and assuming no changes in long-term debt (other than the NUON conversion) from the March 31, 2000, levels, the additional annual expense would be approximately $725,000 on a pre-tax basis. The Company currently does not hedge its exposure to this floating interest rate risk.

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

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Carel W.J. Kok was elected as a Director in December 1998 and currently serves as Chairman of the Board of Directors of the Company. Mr. Kok has been Manager of Business Development with the International Division of the NUON Energy Group since October 1996. From 1990 to 1995, he was with Royal Dutch Shell Group working in a variety of downstream commercial, trading and new business development functions in East Asia, the Middle East, as well as Western and Eastern Europe. Mr. Kok was co-founder of the Lone Star Europe Holding, a U.S. Dutch joint venture with the American chain Lone Star Steakhouse & Saloon. Mr. Kok has also served on the Board of Calortex Ltd., a retail gas distribution company in the United Kingdom serving nearly 500,000 customers and has served as Chairman of the Board of the Sino-foreign joint venture company Shantou Dan Nan Windpower Development Company, Ltd., a joint venture now operating the largest windfarm in China. Mr. Kok holds a B.A. from Princeton University and an M.B.A. from the Rotterdam School of Management at Erasmus University.

Omer Yonel was appointed Executive Vice President-Corporate Development of North Coast Energy, Inc. in January 1999; in May 1999 he was promoted to Chief Operating Officer and in October 1999 Mr. Yonel was promoted to Chief Executive Officer and appointed as a Director. Mr. Yonel has over ten years of international experience in project engineering, project management and sales in the European oil and gas industry. Prior to joining NUON in January 1998, he was a project manager for the construction of co-generation and power plants at Schelde Engineering & Contractors bv. Previous to his service with Schelde, Mr. Yonel held various project engineering, management and sales positions at ABB Lummus, an Asea Brown Boveri subsidiary that provides engineering, management and consultancy services to global chemical, petrochemical, petroleum refining, oil and gas and other industries. Mr. Yonel holds a B.S. as well as a MSc. degree in Engineering from Delft University of Technology in The Netherlands. Additionally, Mr. Yonel has a certification of Project Management, is a certified Cost Engineer through the International Cost Engineering Council and holds several certifications from Executive Education programs and Post-Graduate programs, including Mergers & Acquisitions from Columbia University in New York.

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

                      COMMITTEES OF THE BOARD OF DIRECTORS

         The Audit Committee, of which Messrs. Michaels, Bradley and van der Horst are currently members, oversees the accounting functions of North Coast, including matters related to the appointment and activities of North Coast's auditors. The Audit Committee met once during the year ended March 31, 2000.

         The Stock Option and Compensation Committee, of which Messrs. Bradley, Smits and Kok are members, reviews and makes recommendations concerning the salaries of North Coast's executive officers, reviews and makes recommendations concerning the Company's stock option plan and stock bonus plan and administers North Coast's profit sharing plan. The Stock Option and Compensation Committee met once during the year ended March 31, 2000, and took action by unanimous written consent on two (2) separate occasions.

         The Board of Directors of the Company held seven meetings during the year ended March 31, 2000. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they served, except Messrs. Lombardy and Pinkerton, both of whom resigned during the fiscal year.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Not applicable.

                      UNTIMELY BENEFICIAL OWNERSHIP REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, Directors, and persons who beneficially own more than 10% of any class of equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, Directors and greater than 10% beneficial owners are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended March 31, 2000, all
Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with, with the exception of a report which was filed late on behalf of Mr. Michaels with respect to a grant of stock options.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the three highest paid executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 2000.

                                            SUMMARY COMPENSATION TABLE
                                                                                Long Term
                                              Annual Compensation               Compensation
                                              -------------------               ------------
                                                                    Other        Number of
                                                                    Annual       Securities   All Other
                                                                    Compen-      Underlying    Compen-
Name and Principal Position         Year        Salary     Bonus    sation       Options       sation (1)
---------------------------         ----        ------     -----    ------       -------      ----------
Omer Yonel                          2000        $109,550  $20,000     N/A         5,000           0
  Chief Executive Officer           1999           $0        0        N/A                         0

Charles M. Lombardy, Jr.            2000      $20,610 (2)   $0        N/A           --        $370,000(2)
  Former Chief                      1999         178,050     0        N/A           --          11,654
   Executive Officer                1998         173,740     0        N/A           --           9,576


Garry Regan                         2000        $178,623     0        N/A           --          $8,183
  President; Director               1999         178,050     0        N/A           --          10,694
                                    1998         173,740     0        N/A           --           8,616


Saul Siegel                         2000        $113,850     0        N/A           --           $0
  Former Chief Executive Officer    1999         190,223     0        N/A           --           4,451
                                    1998         102,733     0        N/A           --            0



         No Named Executive Officer received personal benefits or perquisites during fiscal year 2000 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The amounts set forth in the table include, with respect to Messrs. Lombardy and Regan $2,810 and $1,850, respectively, for fiscal years 2000, 1999, and 1998 in life insurance premiums paid by the Company pursuant to the terms of employment agreements between the Company and such persons. See "Compensation of Directors and Executive Officers -- Employment Agreements." With respect to all of the Named Executive Officers, the amounts set forth in the table reflect the following contributions under the Company's Profit Sharing Plan and matching funds through the 401(K) Plan: Mr. Lombardy, $0, $8,844, and $6,766, and Mr. Regan, $6,333, $8,844, and $6,766, for fiscal years 2000, 1999 and 1998, respectively. Mr. Siegel was not eligible under the terms of the plan for every year presented except 2000 and 1999, in which years the amounts were $0 and $4,451. Mr. Yonel was not eligible under the terms of the plan for every year presented and no life insurance premiums were paid by the Company on his behalf during fiscal year 2000.

(2) Effective April 30, 1999, Charles M. Lombardy, Jr., the chief executive officer of North Coast, was paid $370,000 and was granted 60,000 warrants at $5.00 per share in exchange for canceling his employment agreement and for his resignation as a director and officer. NUON also agreed to purchase Mr. Lombardy's Common Stock at $4.375 per share; which directly reduced the amount of Common Stock NUON was required to purchase in September, 1999 under its August 1, 1997 stock purchase agreement. The compensation of $20,610 for fiscal 2000 represents salary for the month of April 2000.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                       -------------------------------------

                  The following table summarizes options granted to Named Executive Officers during fiscal year 2000.

                                                                                 Potential
                                                                              realizable value
                                                                                 at assumed
                                                                              annual rates of
                                                                                stock price
                                                                                appreciation for
                           Individual  Grants                                    option term
                           ----------  ------                                    -----------
               Name        Number of      Percent
                          securities      Of total     Exercise
                          underlying    Options/SARs    Of base   Expiration   5%         10%
                          option/SARs    Granted to      price       Date     ($)         ($)
                            granted     employees in    ($/Sh)                 $           $
                              (#)       fiscal year

               (a)            (b)           (c)           (d)        (e)      (f)         (g)
------------------------------------------------------------------------------------------------

            Omer            5,000         46.7%         $4.375   10-18-2009  $13.757    $34,863
            Yonel
            Chief
            Executive
            Officer


(1) The potential realizable value of the options, if any, granted in fiscal year 2000 to the Named Executive Officer was calculated by multiplying those options by the excess of (a) the assumed market value, as of October 18, 2009, of Common Stock if the market value of Common Stock were to increase 5% or 10% in each year of the option's 10-year term, over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The assumed market value at a 5% assumed annual appreciation rate over the 10-year term is $7.13 and such value at a 10% assumed annual appreciation rate over that term is $11.35. The 5% and 10% assumed appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Common Stock will appreciate at these rates or at all.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 -----------------------------------------------
                           AND FISCAL YEAR-END VALUES

                  The following table summarizes options exercised during fiscal 2000 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                       Number of Securities             Value of Unexercised
                              Shares                  Underlying Unexercised            In-the-Money Options
                             Acquired               Options at Fiscal Year-End         at Fiscal Year-End(1)
                                on        Value     --------------------------         ----------------------
           Name              Exercise    Realized   Exercisable  Unexercisable      Exercisable    Unexercisable
           ----              --------    --------   -----------  -------------      -----------    -------------


Omer Yonel                      --        $  0           5,000         0                 $ 0            $  0
Charles M. Lombardy, Jr.        --           0               0         0                   0               0
Garry Regan                     --           0               0         0                   0               0
Saul Siegel                     --           0               0         0                   0               0

(1) Based upon the closing bid price of a share of Common Stock as reported on the NASDAQ system on March 31, 2000. No options were in the money at March 31, 2000.

         Employment Contracts. Mr. Lombardy had, and Mr. Regan has, an employment agreement running through May 3, 2001, unless terminated earlier under the terms of the agreement. The agreement provides for base annual compensation of $182,642 to Mr. Regan, with increases for cost of living based upon the Consumer Price Index. Additional bonuses may be awarded from time to time by the Board of Directors. The agreements provide that for a period of two years from the date of the termination of the executive's employment the executive will not, directly or indirectly, engage in any business competitive with that of North Coast or otherwise interfere with North Coast's business.

         The Board of Directors conditionally approved the award of an employment contract with Mr. Siegel at its meeting on March 16, 1998, with the terms and conditions to be substantially the same as those contained in the employment agreements with Messrs. Lombardy and Regan. The agreement was to commence May 3, 1998, for a three-year period, but was referred to the executive committee for review and final approval. Mr. Siegel received a base annual compensation of $182,230, which also included payment instead of health and life insurance benefits. The executive committee did not approve the contract, and on October 18, 1999, Mr. Siegel resigned and executed a separation agreement that disclaimed any rights under the purported employment agreement.

         Mr. Regan's employment agreement contains provisions addressing a possible change in control of North Coast. The purchase of Common Stock by NUON was exempted from the change of control provision by a separate agreement. The change in control provisions provide conditions which continue to exist. The change in control provisions require the payment of benefits to Mr. Regan upon the termination of his employment, other than for good cause, after the occurrence of a change in control of North Coast. A "change in control of North Coast" includes a change in the ownership of North Coast's securities, which would be required to be reported as a change in control in a proxy statement filed under the Exchange Act, North Coast's ceasing to have a class of equity securities registered under Section 12 of the Exchange Act, or the acquisition by any person or entity of 50% or more of the outstanding shares of Common Stock or its equivalent, through the acquisition of a combination of Preferred and Common Stock, in voting power of North Coast's Common Stock.

         Under the change in control provisions, if Mr. Regan remains in the employ of North Coast following the date of the occurrence of a change in control of North Coast and his employment is subsequently terminated other than for good cause, he would be entitled to receive a lump sum payment from North Coast, regardless of whether the executive officer continues in the employ of North Coast. After the occurrence of a change in control of North Coast, "termination" includes relocation of the principal place at which the executive is to perform his duties to a location outside the Cleveland, Ohio metropolitan area, a substantial reduction in the benefits provided to the executive, a substantial reduction in the executive's responsibilities or functions or a substantial adverse change in the executive's working conditions. The change in control provisions provide for the payment of the change in control payment in the event of a termination of the executive's employment after any change in control of North Coast, regardless of whether such change in control is approved by the Board of Directors and/or stockholders of North Coast.

         Under the change in control provisions, in the event of a termination of Mr. Regan's employment after a change in control of North Coast, other than for good cause, he would be entitled to change in control payments in the amount equal either to 2.99 times the average annual salary, bonus, and incentive compensation amounts paid during the three-year period immediately preceding the termination after a change in control of North Coast, payable in 36 equal monthly installments, or a lump sum equal to the aggregate of the monthly amounts payable, discounted to present value at a discount rate of 7% per annum.

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

         Directors Fees. During fiscal 1998, the Board of Directors voted to discontinue the payment of any director's fees to any board member. However, the Board granted options to purchase 20,000 shares of Common Stock at $4.375 per share to Ralph L. Bradley during the year ending March 31, 1999. Similarly, the Board granted options to purchase 20,000 shares of Common Stock at $4.375 per share to C. Rand Michaels during the year ending March 31, 2000. Mr. Bradley's options are fully vested and Mr. Michaels' options vest over a three-year period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the Common Stock, Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on June 9, 2000 by: (i) each person known by the Company to own beneficially more than 5% of the Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the current executive officers listed in the Summary Compensation Table included elsewhere herein; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

          Common Stock
          ----------------------------------------------


          Nature and Address (1)               Amount and Nature of          Percent
             of Beneficial Owner               Beneficial Ownership         of Class
          ----------------------               --------------------         --------

          Garry Regan                           118,185 Shares                   *%
          Omer Yonel                              5,000 Shares  (2)              *%
          Carel W. J. Kok                             0 Shares                   *%
          Cok van der Horst                           0 Shares                   *%
          Jos J. M. Smits                             0 Shares                   *%
          NUON International                 13,048,277 Shares               85.96%
             Projects B.V. (1)
          Ralph L. Bradley                       20,000 Shares  (3)              *%
          C. Rand Michaels                        8,286 Shares  (4)              *%
          All Directors and executive
          officers as a group (10               157,815 Shares  (5)           1.04%
          persons)

Less than one percent*

(1) The address of NUON International Projects B.V. is Utrechtseweg 68, 6812 AH Arnhem, The Netherlands.

(2) Includes 5,000 shares of Common Stock that Mr. Yonel could acquire upon the exercise of immediately exercisable stock options that he holds.

(3) Includes 20,000 shares of Common Stock, which Mr. Bradley could acquire upon the exercise of immediately exercisable stock options that he holds.

(4) Includes 6,667 shares of Common Stock, which Mr. Michaels could acquire upon the exercise of immediately exercisable stock options that he holds pursuant to a grant of options to acquire 20,000 shares. A second tranche of options will vest in April 2001, and the remaining one third in April 2002.

(5) Includes 38,011 shares of Common Stock, which may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options or warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         North Coast believes that the terms of the following transactions were as favorable to North Coast as could have been obtained from unaffiliated third parties. All future transactions between North Coast and its affiliates will be on terms no less favorable to North Coast than those that could be obtained from unaffiliated parties and all loans to Company officers, affiliates and stockholders will be approved by a majority of disinterested Directors, if any.

         North Coast currently manages 29 Drilling Programs, and each Drilling Program has been conducted as a separate limited partnership with North Coast serving as managing general partner of each. North Coast contributes the drill sites to each Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of each Drilling Program. Drilling programs raised $5.2 million during fiscal 2000, $3.5 million during fiscal 1999, and $2.7 million during fiscal 1998.

         Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by North Coast and are for administrative fees charged to the partnerships and to reimburse North Coast for amounts paid on behalf of the partnerships. Substantially all of North Coast's revenues, other than oil and gas production revenue, are generated from or as a result of the organization and management of oil and gas partnerships sponsored by North Coast. During the year ended March 31, 2000, North Coast acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $90,000.

         Pursuant to the terms of a stock purchase agreement by and between North Coast and NUON dated August 1, 1997, North Coast agreed to sell up to 1,149,426 shares of Common Stock each year over a three year period. NUON purchased 1,149,426 shares of North Coast Common Stock on September 4, 1997, another 1,149,426 shares on September 30, 1998, and 1,042,125 shares on September 30, 1999. All shares were purchased at a price of $4.375 per share.

         In connection with the sale of shares of Common Stock on September 30, 1998 and 1999 to NUON, Mr. Siegel received cash payment of $75,000 and five-year warrants to purchase 26,800 shares of Common Stock at a price of $4.375 per share. Mr. Siegel acted as a consultant to assist North Coast in finding a partner in the energy industry.

         Effective April 30, 1999, Charles M. Lombardy, Jr., the chief executive officer of North Coast, was paid $370,000 and was granted 60,000 warrants at $5.00 per share in exchange for canceling his employment agreement and for his resignation as a director and officer. NUON also agreed to purchase Mr. Lombardy's Common Stock at $4.375 per share; which directly reduced the amount of Common Stock NUON was required to purchase in September, 1999 under its August 1, 1997 stock purchase agreement.

         Effective October 18, 1999, Saul Siegel resigned as an officer and Director of the Company and entered into a separation agreement that provided for the extension of the exercise period under three sets of warrants that had been issued to Mr. Siegel in partial consideration of the finder's service he provided in connection with the Stock Purchase Agreement between NUON International Projects, B.V. and the Company. By the terms of the separation agreement the exercise period for the 1997 and 1998 warrants was extended to September 30, 2004. The agreement also provided for the reimbursement of certain expenses that Mr. Siegel had incurred for the benefit of the Company.

         Effective March 14, 2000, the Stock Option and Compensation Committee, pursuant to authority delegated to it by the Company's Board of Directors, unanimously approved the grant by the Company of a $96,000 loan to Mr. Omer Yonel, the Company's Chief Executive Officer, to facilitate the downpayment on the purchase of a home in the vicinity of the Company's headquarters and for related expenses. The loan will mature and the principal and interest thereon, compounded monthly at the Federal Fund's rate of 6.5% per annum, will be due in the form of a balloon payment on May 1, 2004, the fifth anniversary of Mr. Yonel's employment with the Company.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 4.      LONG-TERM DEBT

             Long-term debt consists of the following at March 31:

                                                                            2000                 1999
                                                                            ----                 ----
NUON Non-Negotiable Subordinated Promissory
   Note due February 28, 2015 (See below)                               $ 48,500,000        $     -

NUON Non-Negotiable Subordinated Convertible
   Promissory Note due February 28, 2015 (See below)                      24,000,000              -

Revolving credit notes payable - bank                                     20,000,000           20,827,635

Mortgage note payable to a bank, secured by land
   and a building, requiring monthly payments of
   approximately $5,248 (including interest at 8.58%)
   through May 2001.  Thereafter, the balance of the
   note will be amortized over a ten-year period, at
   an interest rate to be renegotiated every five years                      464,818              487,673

Various installment and mortgage notes payable                               281,963              276,214
                                                                        ------------        -------------
                                                                          93,246,781           21,591,522
Less current portion                                                       3,124,600               97,600
                                                                        ------------        -------------
                                                                        $ 90,122,181        $  21,493,922
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

                                     NORTH COAST ENERGY, INC.


July 31, 2000                        /s/ Omer Yonel
                                     -------------------------------------------
                                     Omer Yonel
                                     Chief Executive Officer and Director

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

  3.5         Certificate of Amendment to Certificate of Incorporation filed November 4, 1992.            (A)

  3.6         Certificate of Stock Designation filed December 29, 1992.                                   (D)

  3.7         Certificate of Amendment to Certificate of Incorporation filed August 29, 1994.             (G)

  3.8         Certificate of Amendment of Certificate of Incorporation filed December 16, 1998.           (J)

  3.9         Certificate of Correction filed November 15, 1999.                                          (M)

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

 10.21        North Coast Energy, Inc. 1999 Employee Stock Option Plan                                    (M)

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

 10.25        Fourth Amendment to Credit Agreement and Promissory Noted dated March 17, 2000              (M)
              between ING (U.S.) Capital LLC, as Agent, and North Coast Energy, Inc., as Borrower.

 10.26        Amendment to North Coast Energy, Inc. Employees' Profit Sharing Plan, effective             (M)
              April 1, 2000.

  21.1        List of Subsidiaries.                                                                       (M)

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

  (M) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


*Exhibit 27.1 furnished for Securities and Exchange Commission purposes only.