Form 10-Q
period 2000-06-30
NORTH COAST ENERGY INC / DE/
filed 2000-08-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                        Yes       No
                                            ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at August 11, 2000
     ---------------------------               ------------------------------
     Common Stock, $.01 par value                         15,199,749

                            NORTH COAST ENERGY, INC.


                                                                        PAGE NO.
                                                                        --------

PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
 June 30, 2000 (Unaudited) and March 31, 2000 (Audited)                     2

Unaudited Consolidated Statements of Operations -
     For the Three Months Ended June 30, 2000 and 1999                      4

Unaudited Consolidated Statements of Cash Flows -
     For the Three Months Ended June 30, 2000 and 1999                      5

Unaudited Notes to Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             13


PART II - OTHER INFORMATION                                                18


                            NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                June 30, 2000 and March 31, 2000

--------------------------------------------------------------------------------------------

                                                                  June 30,      March 31,
     ASSETS                                                        2000           2000
                                                              ------------    ------------
CURRENT ASSETS
  Cash and equivalents                                        $  8,298,334    $  6,206,686
  Accounts receivable:
    Trade, net                                                  11,943,277       7,202,492
    Affiliates                                                     253,723         205,775
  Inventories                                                      445,526         450,718
  Other, net                                                       596,357         297,720
                                                              ------------    ------------
        Total current assets                                    21,537,217      14,363,391

PROPERTY AND EQUIPMENT, at cost
  Land                                                             222,822         222,822
  Oil and gas properties (successful efforts)                  102,613,968     102,177,522
  Pipelines                                                     15,908,673      15,798,806
  Vehicles                                                       1,970,687       1,970,687
  Furniture and fixtures                                           637,312         627,414
  Building and improvements                                      1,845,457       1,845,457
                                                              ------------    ------------
                                                               123,198,919     122,642,708
  Less accumulated depreciation, depletion,
    amortization and impairment                                 19,756,417      17,879,417
                                                              ------------    ------------
                                                               103,442,502     104,763,291

OTHER ASSETS, net                                                4,480,686       4,491,322
                                                              ------------    ------------

                                                              $129,460,405    $123,618,004
                                                              ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                            NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                June 30, 2000 and March 31, 2000

--------------------------------------------------------------------------------------------------------


                                                                         June 30,          March 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                            2000              2000
                                                                      -------------     --------------
           CURRENT LIABILITIES
             Current portion of long-term debt                        $   4,723,240     $   3,124,600
             Accounts payable                                             8,088,463         4,963,160
             Accrued expenses                                               325,621           357,716
             Billings in excess of costs on uncompleted contracts              --             568,056
                                                                      -------------     -------------
                  Total current liabilities                              13,137,324         9,013,532

           LONG-TERM DEBT, net of current portion                        67,493,061        90,122,181

           ACCRUED PLUGGING LIABILITY                                       724,336           724,535

           DEFERRED INCOME TAXES, net                                       366,246           366,200

           COMMITMENTS AND CONTINGENCIES                                       --                --

           STOCKHOLDERS' EQUITY
             Series A, 6% Noncumulative Convertible Preferred stock,
               par value $.01 per share; 563,270 shares authorized;
               73,096 issued and outstanding (aggregate liquidation
               value of $730,960)                                               731               731
             Series B, Cumulative Convertible Preferred stock, par
               value $.01 per share; 625,000 shares authorized;
               232,864 issued and outstanding (aggregate
               liquidation value of $2,328,640 plus dividends in
               arrears of $326,010)                                           2,329             2,329
             Undesignated Serial Preferred stock, par value $.01 per
               share; 811,730 shares authorized; none issued and
               outstanding                                                     --                --
             Common stock, par value $.01 per share; 60,000,000
               shares authorized; 15,199,706 and 5,599,706 issued
               and outstanding                                              151,997            55,997
             Additional paid-in capital                                  50,178,567        26,274,574
             Retained deficit                                            (2,594,186)       (2,942,075)
                                                                      -------------     -------------
                  Total stockholders' equity                             47,739,438        23,391,556
                                                                      -------------     -------------

                                                                      $ 129,460,405     $ 123,618,004
                                                                      =============     =============



The accompanying notes are an integral part of these consolidated financial statements.


                        NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

               For The Three Months Ended June 30, 2000 and June 30, 1999

--------------------------------------------------------------------------------------------------


                                                                      June 30,       June 30,
                                                                        2000           1999
                                                                  --------------   -------------
REVENUE
  Oil and gas production                                             6,568,086     $ 1,511,866
  Drilling revenues                                                    671,840            --
  Well operating, transportation and other                             856,090         745,568
  Administrative and agency fees                                       156,977         157,035
                                                                   -----------     -----------
                                                                     8,252,993       2,414,469

COSTS AND EXPENSES
  Oil and gas production expenses                                    2,423,571         606,534
  Drilling costs                                                       652,459         104,385
  Oil and gas operations                                               334,385         561,395
  General and administrative expenses                                  570,432         803,975
  Depreciation, depletion, amortization, impairment
    and other                                                        1,877,000         480,331
                                                                   -----------     -----------
                                                                     5,857,847       2,556,620
                                                                   -----------     -----------

INCOME FROM OPERATIONS                                               2,395,146        (142,151)

OTHER INCOME(EXPENSES)
  Interest                                                              87,428          17,189
  Other                                                                    561             561
  Interest Expense                                                  (2,077,030)       (436,458)
                                                                   -----------     -----------
                                                                    (1,989,041)       (418,708)

INCOME BEFORE PROVISION (CREDIT) FOR
  INCOME TAXES                                                         406,105        (560,859)

PROVISION (CREDIT) FOR INCOME TAXES                                       --              --
                                                                   -----------     -----------
NET INCOME(LOSS)                                                   $   406,105     $  (560,859)
                                                                   ===========     ===========

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK                       $   347,889     $  (619,075)
  (after dividends on cumulative Preferred Stock of $58,216 for    ===========     ===========
  June 30, 2000 and June 30, 1999)
NET INCOME/(LOSS) PER SHARE (basic and diluted)                    $      0.03     $     (0.14)
                                                                   ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.




                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         For The Three Months Ended June 30, 2000 and June 30, 1999

------------------------------------------------------------------------------------------------

                                                               June 30             June 30
                                                                 2000                1999
                                                            ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                               406,105        (560,859)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion, amortization, impairment
     and other                                                 1,877,000         480,331
    (Gain) loss on sale of property and equipment                   --               177
    Deferred Liability                                              (153)
    Change in:
     Accounts receivable                                      (4,788,733)          2,216
     Inventories and other current assets                       (293,445)        (39,231)
     Other assets, net                                            10,636          48,660
     Accounts payable                                          3,125,303        (397,759)
     Accrued expenses                                            (32,095)        (76,874)
     Billings in excess of costs on uncompleted contracts       (568,056)           --
                                                             -----------     -----------
      Total adjustments                                         (669,543)         17,520
                                                             -----------     -----------
       Net cash used by operating activities                    (263,438)       (543,339)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                            (556,211)       (665,314)
                                                             -----------     -----------
        Net cash used by investing activities                   (556,211)       (665,314)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving credit facility                 $ 3,000,000       2,000,000
  Payments on long-term debt                                     (30,487)        (25,885)
  Proceeds from issuance of long-term debt                          --            95,691
  Distributions and dividends                                    (58,216)        (58,216)
                                                             -----------     -----------
  Net cash provided by financing activities                    2,911,297       2,011,590
                                                             -----------     -----------

INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                  2,091,648         802,937

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                                         6,206,686       1,956,617
                                                             -----------     -----------
CASH AND EQUIVALENTS AT END OF YEAR                          $ 8,298,334     $ 2,759,554
                                                             ===========     ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                               $   370,861     $   411,887
      Income taxes                                                  --            15,234


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

        The results of the operations for the interim period may not necessarily be indicative of the results to be expected for the full year. In addition, the preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The average number of outstanding shares used in computing basic and diluted net income (loss) per share was 11,612,893 for basic and 11,646,517 for diluted on June 30, 2000 while 4,557,249 was used for basic and diluted on June 30, 1999.

        B.      Principles of Consolidation

        The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (the Company), Peake Energy, Inc. (Peake) North Coast Operating Company (NCOC), and NCE Securities, Inc. (NCE Securities). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership of revenues in these drilling partnerships are as follows:


         Capital Drilling Fund 1986-1 Limited Partnership                                              13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership            54.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership            48.4%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership            44.4%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership            62.6%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                      45.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                    49.5%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                    44.3%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                    43.0%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                    39.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                    33.9%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                    41.8%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 1. Summary of Accounting Policies (Continued)


        North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                     29.7%
        North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                     38.4%
        North Coast Energy 1992-3 Appalachian Drilling Program Limited Partnership                     58.6%
        North Coast Energy 1993-1 Appalachian Drilling Program Limited Partnership                     43.8%
        North Coast Energy 1993-2 Appalachian Drilling Program Limited Partnership                     38.2%
        North Coast Energy 1993-3 Appalachian Drilling Program Limited Partnership                     39.0%
        North Coast Energy 1994-1 Appalachian Drilling Program Limited Partnership                     39.3%
        North Coast Energy 1994-2 Appalachian Drilling Program Limited Partnership                     31.2%
        North Coast Energy 1994-3 Appalachian Drilling Program Limited Partnership                     35.2%
        North Coast Energy 1995-1 Appalachian Drilling Program Limited Partnership                     20.0%
        North Coast Energy 1995-2 Appalachian Drilling Program Limited Partnership                     20.8%
        North Coast Energy 1996-1 Appalachian Drilling Program Limited Partnership                     20.0%
        North Coast Energy 1996-2 Appalachian Drilling Program Limited Partnership                     20.0%
        North Coast Energy 1997-1 Appalachian Drilling Program Limited Partnership                     38.2%
        North Coast Energy 1997-2 Appalachian Drilling Program Limited Partnership                     22.1%
        North Coast Energy 1998-1 Appalachian Drilling Program Limited Partnership                     20.1%
        North Coast Energy 1999-1 Appalachian Drilling Program Limited Partnership                     20.9%

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


Note 2. Acquisitions (Continued)

        The following summary presents the three months ended June 30, 2000 and June 30, 1999 unaudited pro forma consolidated results of operations as if the acquisition had occurred on the first day of each period and includes adjustments for the issuance of 9.6 million common shares to NUON for conversion of the $24 million promissory note, estimated amounts of depreciation, depletion and amortization of fixed assets acquired based on their estimated fair values, and increased interest expense and income taxes. The pro forma amounts include Peake's operation based on Peake's year ended December 31, 1999. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.


                                                                Unaudited Pro Forma
                                                             Three Months Ended June 30,
                                                          ----------------------------------
                                                                 2000           1999
                                                              ---------      ----------
                                                            (Dollars in Thousands, Except
                                                                  Per Share Amounts)


REVENUES                                                       $ 8,253         $ 5,962
                                                               =======         =======
NET INCOME                                                     $   406         $  (159)
                                                               =======         =======
NET INCOME, applicable to common stock (after
  Preferred stock dividends of $58,216 and $58,216)            $   348         $  (217)
                                                               =======         =======
NET INCOME PER SHARE (basic and diluted)                       $  0.03         $ (0.02)
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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)



Note 3. Billings in Excess of Costs on Uncompleted Contracts

        Billings in excess of costs on uncompleted contracts consist of the following:


                                                        June 30, 2000         March 31, 2000
                                                      -----------------    --------------------
        Billings on uncompleted contracts                $      -               $ 671,840
        Costs incurred on uncompleted contracts          $      -                 103,784
                                                         ---------              ---------
                                                         $      -               $ 568,056
                                                         =========              =========


Note 4. Long-Term Debt

        Long-term debt consists of the following:

                                                                           June 30, 2000        March 31, 2000
                                                                         ----------------     ------------------
                NUON Non-Negotiable Subordinated Promissory
                  Note due February 28, 2015 interest at LIBOR
                  rate plus 2.30%                                         $48,500,000           $48,500,000

                NUON Non-Negotiable Subordinated Convertible
                  Promissory Note due February 28, 2015 interest
                  at LIBOR rate plus 2.30% convertible at $2.50 share            --              24,000,000

                Revolving credit notes payable - bank                      23,000,000            20,000,000

                Mortgage note payable to a bank, secured by land
                  and a building, requiring monthly payments of
                  approximately $5,248 (including interest at 8.58%)
                  through May 2001.  Thereafter, the balance of the
                  note will be amortized over a ten-year period, at
                  an interest rate to be renegotiated every five years        459,120               464,818

                Various installment and mortgage notes payable                257,181               281,963
                                                                          -----------           -----------
                                                                           72,216,301            93,246,781
                Less current portion                                        4,723,240             3,124,600
                                                                          -----------           -----------

                                                                          $67,493,061           $90,122,181
                                                                          ===========           ===========

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)



Note 4. Long-Term Debt (Continued)

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

        On February 9, 1998, the Company entered into an agreement with ING (U.S.) Capital LLC (successor in interest to ING (U.S.) Capital Corporation) ("ING Capital") to replace the $20,000,000 revolving credit facility with its previous lender. On May 29, 1998, the Company entered into an amended Credit Agreement with its lender increasing the Credit Facility from $20,000,000 to $25,000,000. The Agreement provides for a borrowing base which is determined semi-annually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at June 30, 2000), as defined. At June 30, 2000, the Company's borrowing base was $25,000,000 subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 2000 were $1,850,000; however, no additional borrowings are available after the termination dated July 2, 2000.

        In June 1999, the Company and ING Capital entered into an amended credit agreement that extended the commitment period until and including July 2, 2000. At the termination of the commitment period, borrowings on the note ($23,000,000) are due and payable in 20 equal quarterly installments beginning in September 2000. ING Capital has indicated to the Company that sometime in the future it will discontinue lending to the oil and gas industry. The Company is currently in the process of reviewing its options and financing needs with several prospective lenders.

        Amounts outstanding under the reducing revolving line of credit bear interest at the lending bank's prime rate plus .75% or LIBOR plus 2.50%, or approximately 8.98% and 8.56% at June 30, 2000 and March 31, 2000, respectively. The agreement requires the Company to pay a commitment fee of .5% on the unused amount of available borrowings. The agreement contains certain restrictive covenants, including working capital, current ratio, tangible net worth, and EBITDA calculations, as defined. Additionally, the Company is restricted from paying cash dividends on any of its common stock under the terms of its credit facility.

        The revolving credit facility and the notes are collateralized by substantially all of the Company's assets including receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)



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

        At June 30, 2000, the Company committed to fund certain costs of the North Coast Energy Appalachian Drilling Programs estimated to be approximately $157,000 for tangible well equipment and pipeline construction.

        On April 30, 1999, Charles M. Lombardy, Jr., the Chief Executive Officer of the Company, was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with the Company. Additionally, Lombardy received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock. NUON purchased the 107,301 common shares for $470,000 directly reducing the amount of common shares NUON would be required to purchase under the NUON Agreement.

Note 6. Preferred Dividends

        On June 30, 1999 and June 30, 2000 the Company paid a dividend of $58,216 on the cumulative convertible Series B Preferred Stock. Cumulative dividends in arrears on the cumulative convertible Series B Preferred Stock are $326,010 at June 30, 2000.

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

Note 8. Sale of Common Stock and Conversion of Note

        In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON, a limited liability company organized under the laws of the Netherlands, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1999 and 1998, NUON exercised its option under the Agreement to purchase an additional 1,042,125 and 1,149,425, respectively, shares of common stock at $4.35 per share. Additionally, in September 1999, NUON purchased an additional 107,301 shares from the Company's former Chief Executive Officer. NUON has no further rights or options to purchase shares under the Agreement.

        On May 4, 2000, NUON converted $24 million of debt related to the Peake acquisition to 9.6 million shares of common stock of the Company. After the conversion of the debt, NUON owns 85.96% of the Company's common stock.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                   (Unaudited)



Note 9. Hedge

        The Company's primary commodity market risk exposure is to changes in the pricing applicable to its natural gas and oil production, which is normally priced with reference to a defined benchmark, such as natural gas or light, sweet crude oil traded on the New York Mercantile Exchange (NYMEX) or published indices based on prices of spot gas delivered to various regional pipelines. Actual prices received vary from the benchmark depending on quality and location differentials. Occasionally, the Company enters into financial market transactions with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the natural gas that it sells. The Company has entered into a financial instrument whereby the Company has hedged 5,000 DTH of daily production from May 2000 to December 31, 2001, at a price of $3.05/DTH. This "fixed price" hedge calls for a monthly settlement such that if the Inside FERC, First of the Month, Columbia Gas Transmission Appalachian Index is less than the $3.05/DTH, the counterparty pays the Company for the difference times the DTH hedged during the month. If the Columbia Gas Transmission Appalachian Index is greater than $3.05 DTH, the Company remits to the counterparty the excess times the number of DTH. As a result of this arrangement, the Company's oil and gas revenues were reduced by $253,000 during the quarter ended June 30, 2000. As part of the financial instrument North Coast on July 24, 2000 supplied a letter of credit to the purchaser of the Company's financial hedge as collateral for its market to market exposure.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      North Coast Energy, Inc., an affiliate of NUON N.V., ("North Coast", the "Company") a Delaware corporation and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties, owned by the Company or in conjunction with joint ventures or partnerships sponsored and managed by the Company. North Coast derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering, transportation and gas marketing services it provides for third parties.

      The following table is a review of the results of operations of the Company for the three months ended June 30, 2000 and June 30, 1999. All items in the table are calculated as a percentage of total revenues.

                                                         Three Months
                                                             Ended
                                                             June 30,
                                                         2000      1999
                                                         ----      ----
Revenues:
   Oil and gas production                                 80%       62%
   Drilling revenues                                       8         0
   Well operating, transportation and other               10        31
   Administrative and agency fees                          2         7
                                                        ----      ----
         Total Revenues                                  100%      100%
                                                       =====      ====

Expenses:
   Oil and gas production expenses                        29%       25%
   Drilling costs                                          8         4
   Oil and gas operations                                  4        23
   General and administrative expenses                     7        33
   Depreciation, depletion, amortization and other        23        20
   Other                                                  24        18
                                                       -----      ----
         Total Expenses                                   95%     (123)%
                                                       -----      ----

Net Income (Loss)                                          5%      (23)%
                                                       =====      ====

Net Income (Loss) Applicable to Common Stock               4%      (26)%
                                                       =====      ====

      The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 2000 and June 30, 1999. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

      Oil and gas production increased $5,056,220 (334%) to $6,568,086 for the three months ended June 30, 2000 from $1,511,866 for the three months ended June 30, 1999. The increase in oil and gas production revenues reflects the first full quarter of increased production resulting from North Coast Energy's acquisition of Peake Energy, Inc. in March 2000. The increased oil and gas revenues also reflect the additional production resulting from the Company's drilling and development activities and higher commodity prices for natural gas and oil. North Coast's production volumes for the three months ended June 30, 2000 were 2,057,281 Mcf of natural gas and 26,926 barrels of oil compared to 560,024 Mcf of natural gas and 6,730 barrels of oil for the three months ended June 30, 1999. The Company received an average price of $2.84 and $2.54 per Mcf of natural gas and $26.93 and $13.54 per barrel of oil for the three months ended June 30, 2000 and 1999, respectively. The Company recognized $671,840 in drilling revenues on four wells from its fiscal 2000 Drilling Program during the three month period ended June 30, 2000 compared to zero drilling revenues recognized for the comparable period a year ago. The increase reflects both the timing of the drilling and completion of the wells and the response from the investment community to the Company's year-end drilling program. North Coast raised $5.2 million for its fiscal 2000 drilling program compared to $3.5 million for fiscal 1999.

      Well operating, transportation and other revenues increased $110,522 (15%) to $856,090 for the three months ended June 30, 2000 compared to $745,568 for the three months ended June 30, 1999. This increase primarily reflects an increase in transportation fees of approximately $316,000 resulting from increased volumes of natural gas transported through the Company's natural gas gathering systems while recognizing a decrease of $233,000 from third-party gas sales.

EXPENSES

      Oil and gas production expenses increased $1,817,037 (300%) to $2,423,571 for the three months ended June 30, 2000 from $606,534 for the three months ended June 30, 1999. This increase in expense primarily reflects the increased operating costs associated with the 1,900 wells acquired in the acquisition of Peake Energy, Inc.

      Drilling costs increased $548,074 to $652,459 for the three months ended June 30, 2000 from $104,385 at June 30, 1999. The increase in drilling costs reflects the costs recognized in the drilling and completion of the four-carryover wells from the fiscal 2000 Drilling Program and the technical staff additions to the Company's exploration group.

      Oil and gas operations decreased $227,010 (40%) to $334,385 for the three months ended June 30, 2000 compared to $561,395 for the three months ended June 30, 1999. This decrease is related to third-party gas purchases of approximately $230,000 that were made in the three months ended June 30, 1999. (See third-party gas sales above.)

      General and administrative expenses decreased $233,543 (29%) to $570,432 for the three months ended June 30, 2000 from $803,975 for the period ended June 30, 1999. The decrease primarily reflects the one-time payment of $370,000 under a separation agreement paid to a former executive of the Company.

      Depreciation, depletion and amortization increased $1,396,669 (291%) from $480,331 for the period ended June 30, 1999 to $1,877,000 for the period ended June 30, 2000 primarily due to the Peake acquisition.

      Other income and expense increased by $1,570,333 (375%) to $1,989,041 for the three months ended June 30, 2000 from $418,708 for the three months ended June 30, 1999. This increase reflects the additional borrowings from the Company's majority shareholder NUON International Projects, B.V. ("NUON") to finance the March 2000 acquisition of Peake.

      Net income of $406,105 for the three months ended June 30, 2000 reflects an increase of $966,964 from a loss of $560,859 for the three months ended June 30, 1999. The Company's net income applicable to common stock was $347,889 or $0.03 per share compared to a loss of $619,075 or a loss of $0.14 per share for the three months ended June 30, 1999. Dividends paid on the Company Series B Preferred Stock were $58,216 for the three months ended June 30, 2000 and June 30, 1999.

OTHER EVENTS

      On May 4, 2000, the Company's majority shareholder, NUON, converted $24 million of debt related to the March 17, 2000 Peake acquisition to 9.6 million shares of common stock of the Company.

INFLATION AND CHANGES IN PRICES

      Inflation affects the Company's operating expenses as well as interest rates, which may have an affect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have increased as a result of continued production constraints by members of OPEC which has reduced the available supply of crude oil to world markets. Natural gas prices have also increased during the quarter ended June 30, 2000, and more so subsequent to that date. These increases in price are attributed to lower storage supplies following the winter of 1999/2000 and higher natural gas demand for the generation of electricity in the United States. As a result of these market forces, North Coast received an average price of $26.93 per barrel of oil for the three months ended June 30, 2000 compared to $13.54 for the three months ended June 30, 1999. The Company received an average price of $2.84 per Mcf for its natural gas for the three months ended June 30, 2000 compared to $2.54 for the three months ended June 30, 1999.

      The Company cannot predict the duration of the current strength of oil and gas markets and price, as those forces noted above as well as other variables may change.

      Currently, North Coast sells natural gas under fixed price contracts, on the spot market and through a fixed price commodity hedge. The Company has positioned itself to take advantage of current market conditions by fixing its gas contracts of a year or longer at prices substantially higher than were received in recent years while keeping a portion of its natural gas production uncontracted and available for sale in today's rising gas price market. Additionally, the Company continues to acquire and construct new pipeline systems to transport natural gas from Company wells and third parties.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $8,400,000 at June 30, 2000 compared to $5,351,000 at March 31, 2000. The increase of $3,049,000 in working capital at June 30, 2000 reflects borrowings on the credit facility. As of June 30, 2000, the Company had $23,000,000 outstanding under its Credit Facility.

      The following table summarizes the Company's financial position at June 30, 2000 and March 31, 2000:


(Amounts in Thousands)                                        June 30, 2000           March 31, 2000
                                                        -----------------------   ----------------------
                                                          Amount          %         Amount           %
                                                          ------         ---        ------          ---
Working capital                                         $    8,400           7%    $   5,351          5%
Property and equipment (net)                               103,442          89%      104,763         91%
Other                                                        4,481           4%        4,491          4%
                                                        ----------       -----     ---------       -----
   Total                                                $  116,323         100%    $ 114,605        100%
                                                        ==========       =====     =========       =====

Long-term debt                                          $   67,493          58%    $  90,122         79%
Deferred income taxes and other liabilities                  1,091           1%        1,091          1%
Stockholders' equity                                        47,739          41%       23,392         20%
                                                        ----------       -----    -----------      -----
   Total                                                $  116,323         100%    $ 114,605        100%
                                                        ==========       =====     =========       =====


CAPITAL RESOURCES AND REQUIREMENTS

      The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financings.

      The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 2000 and June 30, 1999:


                                                                    Three Months Ended June 30,
                                                          ------------------------------------------------
(Amounts in Thousands)                                            2000                        1999
                                                          --------------------        --------------------
                                                          Amount            %         Amount           %
                                                          ------           ---        ------          ----
Net cash provided (used) by operating activities          $   (263)         (5)%       $ (543)         (22)%
Net cash provided (used) for investing activities             (556)        (11)%         (665)         (27)%
Net cash provided (used) by financing activities             2,911          56%         2,012           80%
                                                          --------         ---         ------          ---

Increase (decrease) in cash and equivalents               $  2,092          40%        $  803           32%
                                                          ========         ===         ======          ===

        Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

      As the above table indicates, the Company's cash used by operating activities decreased $263,000 for the three months ended June 30, 2000 compared to $543,000 for the three months ended June 30, 1999. The decrease in net cash provided by operating activities reflect the $967,000 increase in net income for the period, the additional cash flow from the Peake acquisition, and the recording of the initial activity of the Peake acquisition from our March 31, 2000 financial statements. The change in net cash provided by operating activities in June 1999 did not reflect an acquisition of Peake's size while the period changes were relatively small.

      Net cash used for investing activities decreased $556,000 for the three months ended June 30, 2000 compared to $665,000 for the three months ended June 30, 1999. The decrease was primarily due to the timing of invoices and completion of work on the fiscal 2000 Drilling Program versus the timing of invoices and completion of work on the fiscal 1999 Drilling Program.

      Net cash from financing activities increased $2,911,000 for the three months ended June 30, 2000 compared to $2,012,000 for the three months ended June 30, 1999. This increase primarily reflects the additional borrowing under the Company's Credit Facility.

      On February 9, 1998, the Company entered into an agreement with ING (US) Capital Corporation to replace the $20 million revolving credit facility with its previous lender. An amended credit facility dated May 29, 1998, ("Credit Agreement") expanded the Company's $20 million revolving credit facility with ING ("ING") to a $25 million revolving credit facility ("Credit Facility"). The Credit Agreement also provides for a borrowing base that is determined semiannually by the lender based upon the Company's financial position, oil and gas reserves, as well as outstanding letters of credit ($150,000 at June 30, 2000), as defined. The Credit Agreement requires payment of an agent fee (0.75% for Credit Agreement) on amounts available and 1/2% commitment fee on amounts not borrowed up to the available line. At June 30, 2000, the Company's borrowing base was $25 million subject to reduction for the outstanding letters of credit. Available borrowings under the facility at June 30, 2000, were $1,850,000 (see
Note 4 to the Company's June 30, 2000, financial statements). The Credit Facility provides that the payment of cash dividends with respect to the Common Stock of the Company is prohibited. As of June 30, 2000, the Company had $23,000,000 outstanding under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at the prime rate of the lending bank plus .75% or Libor plus 2.50%. The lender has performed its September 30, 1999, semi-annual borrowing base review and has provided a third amendment to the Credit Facility which continues the facility without payment of principal until September 30, 2000. The lender has indicated that, in the future, it intends to discontinue lending in the oil and gas business in the United States and has requested that the Company find another lender. The Company is currently in the process of reviewing its options and financing needs with several prospective lenders.

      The amounts borrowed under its revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by certain land and buildings.

      In addition, at June 30, 2000, the Company had approximately $34,504 outstanding under a mortgage note payable for its facility in Youngstown. The mortgage note bears interest at the rate of 8% and requires the Company to make monthly payments of approximately $1,019 through July 2003. The Company purchased a building for its headquarters and entered a mortgage note on May 13, 1996, for $540,000 over a 15-year term with an interest rate of 8.58% to be renegotiated every five years. The amount outstanding under the mortgage note at June 30, 2000, was $459,120.

      On September 29, 1999, the Company sold an additional 1,042,125 shares of its Common Stock for $4,370,057 to NUON International Projects BV, a limited liability company organized under the laws of the Netherlands, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. The Company issued 80,400 warrants representing the right of the holders to purchase one share of Common Stock for $4.375 per share in connection with the sale of Common Stock to NUON.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         On May 4, 2000, the Company issued 9,600,000 shares of common stock to NUON International Projects B.V., ("NUON") pursuant to the conversion feature contained in a $24,000,000 Non-Negotiable Subordinated Convertible Promissory Note (the "Note") dated March 17, 2000 between the Company as Maker and NUON International Projects B.V. as Holder. As outlined in an Information Statement filed on April 12, 2000, pursuant to Regulation 14C and mailed to all holders of the Company's common stock and Series A Preferred stock, the value per share of the issued stock was $2.50, and a fairness opinion was filed as an attachment to the Information Statement. The $24,000,000 represented by the Note was used by the Company as part of the financing to purchase the common stock of Peake Energy, Inc. from Belden & Blake Corporation on March 17, 2000. One of the provisions of the Note granted NUON demand registration rights as to all 9,600,000 shares, but to date that right has not been exercised.

         The Note is incorporated herein by reference to the appropriate exhibit to Registrant's Report on Form 8-K dated March 22, 2000.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On or about April 12, 2000, an Information Statement pursuant to Regulation 14C was mailed to all holders of record on April 4, 2000, of the Company's common stock and Series A Preferred stock advising that not less than twenty days following the mailing of the Information Statement a written consent to corporate action would be approved by a majority of the holders of the issued and outstanding shares of common stock and Series A Preferred stock whereby 9,600,000 shares of the Company's common stock would be issued to NUON International Projects B.V. ("NUON") pursuant to the conversion feature of a $24,000,000 Non-Negotiable Subordinated Convertible Promissory Note (the "Note") dated March 17, 2000.

         The Note had been entered into by the Company as Maker and NUON as Holder in conjunction with the financing of the purchase by the Company from Belden & Blake Corporation of all of the issued and outstanding common stock of Peake Energy, Inc. On March 27, 2000, NUON exercised its conversion right under the Note by providing the Company with its written election. On May 3, 2000, more than twenty days after the mailing of the Information Statement, a majority of the shareholders executed a written consent in accordance with Delaware law to the issuance of shares of the Company's common stock to NUON in exchange for cancellation of the $24,000,000 Note. On May 4, 2000, 9,600,000 shares of the Company's common stock were issued to NUON and the $24,000,000 Note was canceled.

         The Note is incorporated herein by reference to the appropriate exhibit to Registrant's Report on Form 8-K dated March 22, 2000.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a).  Exhibits

         10.24    $24,000,000 Non-Negotiable Subordinated Convertible
                  Promissory Note dated March 17, 2000 between the Company as Maker and NUON International Projects B.V. as Holder, incorporated herein by reference to the appropriate exhibit to Registrant's Report on Form 8-K dated March 22, 2000.

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

                                   NORTH COAST ENERGY, INC.



August  14, 2000                   /s/ Omer Yonel
                                   --------------------------------------
                                   Omer Yonel
                                   Chief Executive Officer and Director



August 14, 2000                    /s/ Ron Huff
                                   --------------------------------------
                                   Ron Huff
                                   Principal Accounting and Financial Officer