Form 10-Q
period 2000-09-30
NORTH COAST ENERGY INC / DE/
filed 2000-11-14
CIK 839950

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                   Yes  X        No
                                      -----         ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at November 8, 2000
     ----------------------------           -------------------------------
     Common Stock, $.01 par value                       15,204,749

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                                                     Page No.
                                                                                                     -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -
 September 30, 2000 (Unaudited) and March 31, 2000 (Audited)                                              3

Unaudited Consolidated Statements of Operations -
     For the Three and Six Months Ended September 30, 2000 and 1999                                       5

Unaudited Consolidated Statements of Cash Flows -
     For the Six Months Ended September 30, 2000 and 1999                                                 6

Unaudited Notes to Consolidated Financial Statements                                                      8

Management's Discussion and Analysis of Financial Condition and Results of Operations                    16


PART II - OTHER INFORMATION                                                                              25

                    NORTH COAST ENERGY, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 2000 and March 31, 2000
--------------------------------------------------------------------------------

                                  (Unaudited)

ASSETS                                                   September 30,    March 31,
------                                                        2000           2000
                                                         ------------   ------------
CURRENT ASSETS
    Cash and equivalents                                 $ 15,121,329   $  6,206,686
    Accounts receivable:
        Trade, net                                          5,163,596      7,202,492
        Affiliates                                            182,900        205,775
    Inventories                                               776,117        450,718
    Other, net                                                301,468        297,720
                                                         ------------   ------------
            Total current assets                           21,545,410     14,363,391

PROPERTY AND EQUIPMENT, at cost
    Land                                                      222,822        222,822
    Oil and gas properties (successful efforts)           103,175,424    102,177,522
    Pipelines                                              15,924,864     15,798,806
    Vehicles                                                1,982,775      1,970,687
    Furniture and fixtures                                    788,419        627,414
    Building and improvements                               1,858,470      1,845,457
                                                         ------------   ------------
                                                          123,952,774    122,642,708
Less accumulated depreciation, depletion, amortization
    and impairment                                         21,945,978     17,879,417
                                                         ------------   ------------
                                                          102,006,796    104,763,291

OTHER ASSETS, net                                           3,744,792      4,491,322
                                                         ------------   ------------

                                                         $127,296,998   $123,618,004
                                                         ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 2000 and March 31, 2000
--------------------------------------------------------------------------------

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                  September 30,       March 31,
------------------------------------                                      2000             2000
                                                                      -------------    -------------
CURRENT LIABILITIES
    Current portion of long-term debt                                 $     127,300    $   3,124,600
    Accounts payable                                                      6,457,344        4,963,160
    Accrued expenses                                                        365,321          357,716
    Billings in excess of costs on uncompleted contracts                       --            568,056
                                                                      -------------    -------------
        Total current liabilities                                         6,949,965        9,013,532

LONG-TERM DEBT, net of current portion
    Affiliates                                                           10,000,000       72,500,000
    Non-affiliates                                                       60,564,294       17,622,181
                                                                      -------------    -------------
                                                                         70,564,294       90,122,181

ACCRUED PLUGGING LIABILITY                                                  722,567          724,535

DEFERRED INCOME TAXES                                                       366,246          366,200

STOCKHOLDERS' EQUITY:
    Series A, 6% Noncumulative Convertible
        Preferred stock, par value $.01 per share;
        563,270 shares authorized; 73,096 issued
        and outstanding (aggregate liquidation
        value of $730,960)                                                      731              731
    Series B, Cumulative Convertible Preferred stock, par value
        $.01 per share; 625,000 shares authorized, 232,864 issued
        and outstanding (aggregate liquidation value $2,328,640
        plus dividends in arrears of $326,010)                                2,329            2,329
    Undesignated Serial Preferred stock, par value $.01 per share;
        811,730 shares authorized; none issued and outstanding                 --               --
    Common Stock, par value $.01 per share; 60,000,000 shares
        authorized; 15,199,706 and 5,599,706 issued and outstanding         151,997           55,997
    Additional paid-in capital                                           50,178,556       26,274,574
    Retained deficit                                                     (1,639,687)      (2,942,075)
                                                                      -------------    -------------
            Total stockholders' equity                                   48,693,926       23,391,556
                                                                      -------------    -------------

                                                                      $ 127,296,998    $ 123,618,004
                                                                      =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                For the periods ended September 30, 2000 and 1999
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                         ----------------------------    ----------------------------
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
REVENUE
      Oil and gas production                             $  7,576,947    $  1,715,090    $ 14,145,032    $  3,226,956
      Drilling revenues                                          --              --           671,840            --
      Transportation fees                                     896,081          94,030       1,526,100         242,298
      Gas marketing revenues                                  618,987         347,290       1,136,585         601,562
      Administrative and agency fees                          151,521         159,089         308,497         316,124
      Well operating services                                 494,721         224,045         958,220         472,812
      Other                                                   419,197          13,542         740,972         107,803
                                                         ------------    ------------    ------------    ------------
                                                           10,157,454       2,553,086      19,487,246       4,967,555
  COSTS AND EXPENSES
      Oil and gas production expenses                       2,833,243         666,948       5,015,495       1,212,781
      Drilling costs                                          322,559         135,777         975,018         240,162
      Transportation costs                                    209,400          74,100         399,100         134,800
      Gas marketing costs                                     555,354         305,980       1,062,809         542,878
      Well operating costs                                    266,070         113,025         742,500         368,912
      Other                                                   126,889          22,057         178,508          90,667
      General and administrative expenses                     744,688         571,015       1,480,120       1,374,990
      Depreciation, depletion, amortization,
       impairment and other                                 2,520,261         475,054       4,659,561         955,386
                                                         ------------    ------------    ------------    ------------
                                                            7,578,464       2,363,956      14,513,111       4,920,576
                                                         ------------    ------------    ------------    ------------

  INCOME FROM OPERATIONS                                    2,578,990         189,130       4,974,135          46,979

  OTHER INCOME (EXPENSE)
      Interest income                                         199,693          42,215         287,120          59,404
      Other                                                    21,789           1,007          22,350           1,568
      Interest expense                                     (1,438,357)       (477,834)     (3,515,386)       (914,292)
                                                         ------------    ------------    ------------    ------------
                                                           (1,216,875)       (434,612)     (3,205,916)       (853,320)
                                                         ------------    ------------    ------------    ------------

  INCOME (LOSS) BEFORE PROVISION
      FOR INCOME TAXES                                      1,362,115        (245,482)      1,768,219        (806,341)

  PROVISION FOR INCOME TAXES                                  349,400            --           349,400            --
                                                         ------------    ------------    ------------    ------------

  NET INCOME (LOSS)                                      $  1,012,715    $   (245,482)   $  1,418,819    $   (806,341)
                                                         ============    ============    ============    ============

  NET INCOME (LOSS) APPLICABLE TO COMMON STOCK (after
      dividends on Cumulative Preferred Stock of
      $58,216 for the three months ended September 30,
      2000 and 1999 and $116,432 for the six months
      ended September 30, 2000 and 1999                  $    954,499    $   (303,698)   $  1,302,387    $   (922,773)
                                                         ============    ============    ============    ============

  NET INCOME (LOSS) PER SHARE
  (basic and diluted)                                    $       0.06    $      (0.07)   $       0.10    $      (0.20)
                                                         ============    ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                   (Unaudited)

                                                                                                2000            1999
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                      $  1,418,819    $   (806,341)
        Adjustments to reconcile net income to net cash
            provided by operating activities:
                 Depreciation, depletion, amortization, impairment
                     and other                                                                4,659,561         955,386
                 (Gain) loss on sale of property and equipment                                     --              (352)
                 Change in:
                                Accounts receivable                                           2,023,771          (3,006)
                                Inventories and other current assets                           (306,548)       (173,080)
                                Other assets, net                                               203,930         152,928
                                Accounts payable                                              1,494,186        (385,891)
                                Other liabilities                                                  --          (132,760)
                                Accrued expenses                                                  5,683         (18,341)
                                Billings in excess of costs on
                                     uncompleted contracts                                     (568,056)           --
                                                                                           ------------    ------------
                                         Total adjustments                                    7,512,527         394,884
                                                                                           ------------    ------------
                                         Net cash provided (used) by operating activities  $  8,931,346    $   (411,457)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                      (1,345,067)       (703,509)
                                                                                           ------------    ------------
                                         Net cash used by investing activities             $ (1,345,067)   $   (703,509)

   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the six months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                   (Unaudited)

                                                                      2000            1999
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under revolving credit facility                      3,000,000       2,000,000
    Borrowings under credit agreement                              60,000,000            --
    Repayment of borrowings under revolving credit facility       (23,000,000)       (900,000)
    Payments on long-term debt                                    (62,555,187)        (55,086)
    Proceeds from issuance of long-term debt                       23,999,983            --
    Net proceeds from issuance of common stock                           --         4,385,548
    Distributions and dividends                                      (116,432)       (116,432)
                                                                 ------------    ------------
                 Net cash provided by financing activities       $  1,328,364    $  5,314,030

INCREASE IN CASH AND EQUIVALENTS                                    8,914,643       4,199,064

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                           6,206,686       1,956,617
                                                                 ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                            $ 15,121,329    $  6,155,681
                                                                 ============    ============

Supplemental disclosures of cash flow
    information:
      Cash paid during the period for:

        Interest                                                 $  3,280,936    $    913,400

Supplemental disclosures of noncash investing and financing activities:

        Long-term debt incurred for the purpose of property
            and equipment                                                --      $     95,691
        Accounts payable incurred for the purchase of property
            and equipment                                                --      $  3,500,000
        Accounts payable from interest on long-term debt         $    234,450    $    123,100

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

         Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2000.

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

         B. Principles of Consolidation

         The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (the Company), Peake Energy, Inc. (Peake), North Coast Operating Company (NCOC), and NCE Securities, Inc. (NCE Securities). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership of revenues in these drilling partnerships are as follows:

         Capital Drilling Fund 1986-1 Limited Partnership                                                 13.2%
         North Coast Energy/Capital 1987-1 Appalachian Drilling Program Limited Partnership               54.2%
         North Coast Energy/Capital 1987-2 Appalachian Drilling Program Limited Partnership               48.4%
         North Coast Energy/Capital 1988-1 Appalachian Drilling Program Limited Partnership               44.4%
         North Coast Energy/Capital 1988-2 Appalachian Drilling Program Limited Partnership               62.6%
         North Coast Energy 1989 Appalachian Drilling Program Limited Partnership                         45.0%
         North Coast Energy 1990-1 Appalachian Drilling Program Limited Partnership                       49.5%
         North Coast Energy 1990-2 Appalachian Drilling Program Limited Partnership                       44.3%
         North Coast Energy 1990-3 Appalachian Drilling Program Limited Partnership                       43.0%
         North Coast Energy 1991-1 Appalachian Drilling Program Limited Partnership                       39.0%
         North Coast Energy 1991-2 Appalachian Drilling Program Limited Partnership                       33.9%
         North Coast Energy 1991-3 Appalachian Drilling Program Limited Partnership                       41.8%
         North Coast Energy 1992-1 Appalachian Drilling Program Limited Partnership                       29.7%
         North Coast Energy 1992-2 Appalachian Drilling Program Limited Partnership                       38.6%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.     Summary of Accounting Policies (Continued)

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

         C.       Per Share Amounts

         The average number of outstanding shares used in computing basic (diluted) net income per share was 15,199,706 (15,233,330) and 4,551,111 (4,585,080) for the three months ended September 30, 2000 and 1999, respectively, and 13,406,299 (13,439,924) and 4,559,041
         (4,593,041) for the six months ended September 30, 2000 and 1999, respectively.

         D.       Reclassifications

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

       The purchase price for the Peake stock was $72.5 million subject to various adjustments. The cash paid in connection with the Acquisition was obtained from loans from NUON International

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

       Note 2. Acquisitions (Continued)

       Projects B.V. ("NUON"), the Company's majority stockholder (see Note 4). The purchase price was determined through arm's-length negotiation between the Company and BBC and was based upon the Company's valuation of Peake's business and assets. There were no material relationships between the Company, its officers, directors or affiliates, and BBC or its officers, directors and affiliates. The estimated final acquisition cost (which includes $69.6 million for the stock following the closing adjustment, intervening transactions between the Effective Date and Closing Date and direct acquisition costs of $174,800 incurred by the Company) was allocated to the net assets acquired March 17, 2000. The following summary presents the three and six months ended September 30, 2000 and 1999 unaudited pro forma consolidated results of operations as if the acquisition had occurred on the first day of each period and includes adjustments for the issuance of 9.6 million common shares to NUON for conversion of the $24 million promissory note, estimated amounts of depreciation, depletion, and amortization of fixed assets acquired based on their estimated fair values, and increased interest expense and income taxes. The pro forma amounts include Peake's operation based on Peake's year ended December 31, 1999. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.


                                             Unaudited Pro Forma
                                       For the period ended September 30,
                                    Three Months Ended     Six Months Ended
                                      2000       1999       2000       1999
                                    --------   --------   --------   --------
                                (Dollars in Thousands, Except Per Share Amounts)

REVENUES                            $ 10,157   $  6,100   $ 19,487   $ 12,062
                                    ========   ========   ========   ========

NET INCOME                             1,013        156      1,419         (3)
                                    ========   ========   ========   ========

NET INCOME, applicable to
    common stock (after Preferred
    stock dividends of $58,216
    and $116,432)                        954         98      1,302       (119)
                                    ========   ========   ========   ========

NET INCOME PER SHARE
(basic and diluted)                 $   0.06   $   0.02   $   0.10   $  (0.01)
                                    ========   ========   ========   ========

       Effective September 11, 1999, the Company acquired, for $3.5 million, the working interest and operations in approximately 220 producing wells, proved undeveloped locations and gas gathering systems from Environmental Exploration of North Canton, Ohio.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 3.  Billings in Excess of Costs on Uncompleted Contracts

       Billings in excess of costs on uncompleted contracts consist of the following:

                                          September 30,     March 31,
                                               2000            2000
                                          -------------   -------------
Billings on uncompleted contracts         $        --     $     671,840
Costs incurred on uncompleted contracts            --           103,784
                                          -------------   -------------
                                          $        --     $     568,056
                                          =============   =============

       At September 30, 2000 all billing contracts were complete.

Note 4. Long-Term Debt

         Long-term debt consists of the following:

                                                            September 30,     March 31,
                                                                2000            2000
                                                            -------------   -------------

NUON Non-Negotiable Subordinated Promissory
     Note due February 28, 2015; interest at LIBOR
     rate plus 2.30%                                        $  10,000,000   $  48,500,000

NUON Non-Negotiable Subordinated Convertible
     Promissory Note due February 28, 2015; interest
     at LIBOR rate plus 2.30% convertible at $2.50 share             --        24,000,000

Revolving credit note payable-Bank interest at a               60,000,000            --
     varying rate based on LIBOR plus 1.25% to
     2.00% (See note below)

Revolving credit note payable converted to term loan-
     Bank interest rate of LIBOR plus 2.30%                          --        20,000,000

Mortgage note payable to a bank, secured by land
     and a building, requiring monthly payments of
     approximately $5,248 (including interest at 8.58%)
     through May 2001.  Thereafter, the balance of the
     note will be amortized over a ten-year period, at
     an interest rate to be renegotiated every five years         454,603         464,818

Various installment and mortgage notes payable                    236,991         281,963
                                                            -------------   -------------
                                                               70,691,594      93,246,781
Less current portion                                              127,300       3,124,600
                                                            -------------   -------------

                                                            $  70,564,294   $  90,122,181
                                                            =============   =============

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 4. Long-term Debt (Continued)

         Effective September 26, 2000, the Company entered into a Credit Agreement (the "Agreement") with Union Bank of California, NA ("UBOC") as Agent and certain other financial institutions as lenders (collectively "UBOC") to replace the $25 million revolving credit facility with ING (U.S.) Capital LLC. ING Capital had indicated to the Company that it intended to discontinue lending to the oil and gas industry and the commitment period under the facility terminated on July 2, 2000. The maturity date for the new facility is September 26, 2005.

         The Agreement with UBOC provides for an initial borrowing base of $65 million, which is subject to redetermination by the lenders on a semi-annual basis, and a maximum loan amount of $125 million. There is also a $5 million sub-limit for letters of credit issued under the borrowing base, with outstanding letters of credit under the Agreement as of September 30, 2000 of $150,000. Available borrowings under the facility as of September 30, 2000 were $5 million. The initial borrowing was $60 million with $30 million on a three-month interest basis and $30 million on a six month interest basis.

         Amounts outstanding under the senior secured revolving credit facility bear interest based upon usage as a percentage of the borrowing base, to wit: 0-50% at the UBOC reference rate (RR) or LIBOR plus 1.50%; 51-75% at the UBOC RR or LIBOR plus 1.75%; 76-100% at the UBOC RR plus .25% or LIBOR plus 2.00%, or approximately 8.75% at September 30, 2000 on the six month borrowing and 8.66% on the amount borrowed for the three month period.

         The Agreement required the Company to pay a facility fee on the initial borrowing base and at the time of each increase in the borrowing base, a commitment or "unused" fee payable quarterly in arrears on the unutilized portion of the borrowing base at a rate of .375% per annum, and agent fees as established by a separate agreement paid semi-annually. The Agreement also contains certain restrictive covenants, including working capital, and EBITDA interest coverage and fixed charge coverage calculations, as defined. Additionally, the Company is restricted from paying cash dividends on any of its common stock under the terms of the Agreement.

         The revolving credit facility and the notes are collateralized by a perfected first priority mortgage, security interest and assignment of production covering at least 80% of the Company's oil and gas properties, as well as its receivables, inventory, and equipment.

         On March 17, 2000, in connection with the Peake acquisition, NUON loaned $72.5 million to the Company in the form of a $48.5 million Non-Negotiable Subordinated Promissory Note and a $24 million Non-Negotiable Subordinated Convertible Promissory Note. Interest on both notes is payable semi-annually and accrues interest at the six month LIBOR plus 2.30%. The principal amount of each note is payable on February 28, 2015. Subsequent to year-end (May 2000), NUON converted the principal amount of the convertible note to shares of the Company's common stock based upon the exchange price of

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 4. Long-term Debt (Continued)

         $2.50 per share. The conversion election was subject to stockholder approval. Both notes are (were) subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on Peake's assets, subject to the rights of the senior lender. The Company agreed to grant NUON registration rights for shares issued in the conversion. As a result of the execution of the UBOC Agreement, the Company paid $38.5 million of the original $48.5 million Non-Negotiable Subordinated Promissory Note plus accrued interest to NUON on September 29, 2000. There remains $10 million of the loan outstanding, which continues to accrue interest per the terms of the Note.

Note 5.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit which provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for performance and road bond deposits against damage.

         On April 30, 1999, Charles M. Lombardy, Jr., the Chief Executive Officer of the Company, was paid $370,000 in lieu of continuing his employment contract by signing a separation agreement with the Company. Additionally, Lombardy received a ten-year warrant to purchase, at $5.00 per share, 60,000 shares of the Company's common stock. NUON purchased the 107,301 common shares owned by Lombardy for $470,000 directly reducing the amount of common shares NUON would be required to purchase under the NUON Agreement.

Note 6.  Preferred Dividends

         The Company paid a dividend of $58,216 on the Cumulative Convertible Series B Preferred Stock for the three months ended September 30, 2000 and 1999, and $116,432 for the six months ended September 30, 2000 and 1999. Cumulative dividends in arrears on the Cumulative Convertible Series B Preferred Stock are $326,010 at September 30, 2000.

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

Note 8.  Sale of Common Stock and Conversion of Note

         In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON, a limited liability company organized under the laws of the Netherlands, pursuant to

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 8.  Sale of Common Stock and Conversion of Note (Continued)

         the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1999 and 1998, NUON exercised its option under the Agreement to purchase an additional 1,042,125 and 1,149,425, shares, respectively, of common stock at $4.35 per share. Additionally, in September 1999, NUON purchased an additional 107,301 shares from the Company's former Chief Executive Officer. NUON has no further rights or options to purchase shares under the Agreement. On May 4, 2000, NUON converted $24 million of debt related to the Peake acquisition to 9.6 million shares of common stock of the Company. After the conversion of the debt, NUON owns 85.96% of the Company's common stock.

Note 9.  Hedge

         The Company's primary commodity market risk exposure is to changes in the pricing applicable to its natural gas and oil production, which is normally priced with reference to a defined benchmark, such as natural gas or light, sweet crude oil traded on the New York Mercantile Exchange (NYMEX) or published indices based on prices of spot gas delivered to various regional pipelines. Actual prices received vary from the benchmark depending on quality and location differentials. Occasionally, the Company enters into financial market transactions with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the natural gas that it sells. The Company has entered into a financial instrument whereby the Company has hedged 5,000 DTH of daily production from May 2000 to December 31, 2001, at a price of $3.05/DTH. This "fixed price" hedge calls for a monthly settlement such that if the Inside FERC, First of the Month, Columbia Gas Transmission Appalachian Index is less than the $3.05/DTH, the counterparty pays the Company for the difference times the DTH hedged during the month. If the Columbia Gas Transmission Appalachian Index is greater than $3.05 DTH, the Company remits to the counterparty the excess times the number of DTH. As a result of this arrangement, the Company's oil and gas revenues were reduced by $636,100 for the quarter ended September 30, 2000 and $889,000 for the six months ended September 30, 2000. As part of the financial instrument North Coast, on July 24, 2000, supplied a letter of credit in the amount of $1.2 million to the purchaser of the Company's financial hedge as collateral for its mark to market exposure, and on October 6, 2000, an additional letter of credit in the amount of $750,000.

Note 10. Accounting Standards

         In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of the adoption of this standard is expected to have no material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views and provides guidance on applying generally accepted accounting principles to revenue

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 10. Accounting Standards (Continued)

       recognition. SAB 101, as amended by SAB 101A and SAB 101B, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the effects, if any, the SAB may have on its financial statements.

       In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously issued stock option or award, and accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN. 44 will not have a material effect on its financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., an affiliate of nv NUON, ("North Coast", the "Company") a Delaware corporation and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties, owned by the Company or in conjunction with joint ventures or partnerships sponsored and managed by the Company. North Coast derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering, transportation and gas marketing services it provides for third parties.

         The following table is a review of the results of operations of the Company for the three and six months ended September 30, 2000 and September 30, 1999. All items in the table are calculated as a percentage of total revenues.

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                            ----------------------------     ----------------------------
                                                 2000            1999             2000            1999
                                            ------------    ------------     ------------    ------------
Revenues:
    Oil and gas production                            75%             67%              73%             65%
    Drilling revenues                                  0               0                3               0
    Transportation fees                                9               4                8               5
    Gas marketing revenues                             6              13                6              12
    Administrative and agency fees                     1               6                1               6
    Well operating services                            5               9                5              10
    Other                                              4               1                4               2
                                            ------------    ------------     ------------    ------------
            Total Revenues                           100%            100%             100%            100%
                                            ============    ============     ============    ============

Costs and expenses:
    Oil and gas production expenses                   28              26%              26%             24%
    Drilling costs                                     3               5                5               5
    Transportation costs                               2               3                2               3
    Gas marketing costs                                6              12                5              11
    Well operating costs                               3               5                4               7
    Other                                              1               1                1               2
    General and administrative expenses                7              22                7              28
    Depreciation, depletion, amortization
         impairment and other                         25              19               24              19
    Interest expense                                  12              17               16              17
                                            ------------    ------------     ------------    ------------
            Total Expenses                            87             110%              90%            116%
                                            ------------    ------------     ------------    ------------

                 Subtotal                             13%            (10)%             10%            (16)%

Provision for income taxes                             3%              0%               3%              0%

                                            ------------    ------------     ------------    ------------
Net Income (Loss)                                     10%            (10)%              7%            (16)%
                                            ============    ============     ============    ============

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the six and three months ended September 30, 2000 and 1999. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2000 TO SIX MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

         Oil and gas revenues increased $10,918,076 (338%) to $14,145,032 for the six months ended September 30, 2000 compared to oil and gas revenues of $3,226,956 for the six months ended September 30, 1999. The increase in oil and gas revenues reflects increased production resulting from the Company's acquisition activities, successful exploration and developmental drilling program and the higher natural gas and oil prices that the Company has received for its increasing volumes of natural gas and oil. For the six months ended September 30, 2000, the Company's production volumes increased 3,130,886 MCFE (mcf equivalents) to 4,411,937 MCFE compared to 1,281,051 MCFE for the six months ended September 30, 1999. The Company received an average price of $3.10 and $2.53 per MCF for natural gas sold for the six months ended September 30, 2000 and 1999, respectively, and $27.27 and $14.48 per barrel of oil sold for the six months ended September 30, 2000 and 1999 respectively.

         During the six months ended September 30, 2000 the Company recognized drilling revenues of $671,840 resulting from four year end drilling program wells, which were in progress during the current fiscal year. No drilling revenues were recognized during the six months ended September 30, 1999. North Coast anticipates drilling additional wells in connection with its drilling program to be formed prior to the end of the calendar year. The Company raised $5,276,230 and $3,515,000 for its fiscal 2000 and 1999 drilling programs respectively.

         Transportation fees increased $1,283,802 (530%) to $1,526,100 for the six months ended September 30, 2000, compared to $242,298 for the six months ended September 30, 1999. This increase results from the additional natural gas gathering systems acquired in the Peake acquisition.

         Gas marketing revenues increased $535,023 (89%) to $1,136,585 for the six months ended September 30, 2000, compared to $601,562 for the six months ended September 30, 1999 primarily as a result of an increase in third party natural gas marketed by the Company's internal gas marketing department to its industrial and commercial customers for the six months ended September 30, 2000.

          Administrative and agency fees declined $7,627 (2%) to $308,497 compared to $316,124 for the six months ended September 30, 1999, as a result of the elimination of the portion of the limited partners' interest that the Company purchased.

         Well operating revenues increased $485,408 (103%) to $958,220 for the six months ended September 30, 2000, from $472,812 for the six months ended September 30, 1999. This increase reflects the increase in the number of wells the Company receives third party operating revenues from, as a result of both its drilling programs and its acquisition activities.

         The increase in other revenues of $633,169 (587%) to $740,972 for the six months ended September 30, 2000, from $107,803 for the six months ended September 30, 1999, reflects increased revenues from the Company's oilfield services activities as well as payment for Section 29 Tax Credit monetization acquired in the Peake acquisition.

EXPENSES

         For the six months ended September 30, 2000 oil and gas production expenses increased $3,802,714 (314%) to $5,015,495 from $1,212,781 for the six months ended September 30, 1999, reflecting the increased costs associated with over 2,100 additional wells acquired or drilled by the Company since September 30, 1999.

         Drilling expenses increased $734,856 (306%) to $975,018 for the six months ended September 30, 2000, from $240,162 for the six months ended September 30, 1999, primarily as a result of the carry over drilling activities from the Company's year end drilling program and the additional technical staff expenses related to North Coast's exploration program.

         Transportation costs increased $264,300 (196%) to $399,100 for the six months ended September 30, 2000, from $134,800 for the six months ended September 30, 1999 primarily as a result of the costs associated with the acquired gathering systems, the increased volumes of natural gas and the increase in third party gas transported through the Company's gathering lines.

         Gas marketing costs increased $519,931 (96%) to $1,062,809 for the six months ended September 30, 2000, from $542,878 for the six months ended September 30, 1999, primarily as a result of the costs associated with the acquired gathering systems, the increased volumes of natural gas and the increase in third party gas purchases through the Company's gas marketing department.

         Well operating costs reflecting the Company's expenses relating to third party well operating increased $373,588 (101%) to $742,500 for the six months ended September 30, 2000 from $368,912 for the six months ended September 30, 1999, as a result of the increase in number of wells operated for third parties through the Company's partnership and acquisition activities.

         Other expenses, primarily reflecting the Company's oilfield services activities increased $87,841 (97%) to $178,508 for the six months ended September 30, 2000, from $90,667 for the six months ended September 30, 1999, as a result of the increased volume of services provided by this activity.

         General and administrative expenses increased $105,130 (8%) to $1,480,120 for the six months ended September 30, 2000, from $1,374,990 for the six months ended September 30, 1999, primarily reflecting the additional administrative staff acquired or hired following the Peake acquisition as well as the realignment of personnel to profit centers. The prior year's financial statements have been reclassified to conform with the current period presentation.

         Depreciation, depletion, amortization, impairment, and other (DD&A) increased $3,704,175 (388%) to $4,659,561 for the six months ended September 30, 2000, from $955,386 for the six months ended September 30, 1999. This increase reflects the additional production volumes attributable to the Company's oil and gas sales as a result of the company's drilling and acquisition activities. In addition, DD&A also contains $542,000 in amortization of the Section 29 Tax Credit monetization.

         Net income for the six months ended September 30, 2000, increased $2,225,160 to $1,418,819 from a loss of $806,341 for the six months ended September 30. 1999. The increase in net income reflects the increase in production combined with an increase in natural gas and oil prices as well as improved financial results from the Company's other streams of income. The Company's net income attributable to common stock was $1,302,387 ($.10/share) for the six months ended September 30, 2000, compared to a loss of $922,773 ($(.20)/share) for the six months ended September 30, 1999, reflecting dividend earned on the Company's Series B Cumulative Preferred Stock.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Oil and gas revenues increased $5,861,857 (342%) to $7,576,947 for the three months ended September 30, 1999, from $1,715,090 the three months ended September 30, 2000. The increase in oil and gas revenues reflects significantly higher volumes of gas and oil production attributable to the Company as a result of its acquisition activities and its successful exploration, development, and drilling activities combined with higher prices received for both oil and natural gas. The Company's production volumes for the three months ended September 30, 2000 were 2,193,100 MCFE (mcf equivalents) of natural gas compared to 680,647 MCFE for the three months ended September 30, 1999. The Company received an average price of $3.18 and $2.53 per mcf for natural gas sold for the three months ended September 30, 2000 and 1999, respectively.

         Transportation fees increased $802,051 (853%) to $896,081 for the three months ended September 30, 2000, compared to $94,030 for the three months ended September 30, 1999. This increase results from the additional natural gas gathering systems acquired in the Peake acquisition.

         Gas marketing revenues increased $271,697 (78%) to $618,987 for the three months ended September 30, 2000, compared $347,290 for the three months ended September 30, 1999. This increase results from the additional natural gas gathering systems acquired in the Peake acquisition along with third party gas sales to the Company's industrial and commercial customers.

         Revenues from administrative and agency fees were reasonably flat and the Company did not recognize any drilling revenues.

         Well operating revenues increased $270,676 (121%) to $494,721 for the three months ended September 30, 2000, compared to $224,045 for the three months ended September 30, 1999, primarily due to the increased number of wells operated for third parties resulting from the Company's acquisition activities and drilling programs.

         Other revenues attributable to North Coast's oilfield services activities and revenues from Section 29 Tax Credit monetization increased $405,655 (2,996%) to $419,197 for the three months ended September 30, 2000, from $13,542 on September 30, 1999. The Company acquired the Section 29 Tax Credit monetization with the acquisition of Peake Energy.

EXPENSES

         Oil and gas production expenses increased $2,166,295 (325%) to $2,833,243 for the three months ended September 30, 2000, from $666,948 for the three months ended September 30, 1999, reflecting the costs associated with over 2,100 newly drilled or acquired wells.

         Drilling costs increased $186,782 (138%) to $322,559 for the three months ended September 30, 2000, compared to $135,777 at September 30, 1999, reflecting the growth and costs of additional technical staff for the Company's exploration activities.

         Transportation costs increased $135,300 (183%) for the three months ended September 30, 2000, to $209,400 on September 30, 2000, from $74,100 on September 30, 1999, primarily as a result of the costs associated with the acquired gas gathering systems, the increased volumes of natural gas and the increase of third party gas sales through the Company's gas marketing department.

         Gas marketing costs increased $249,374 (82%) for the three months ended September 30, 2000, from $305,980 to $555,354 primarily as a result of the costs associated with the acquired gas gathering systems, the increased volumes of natural gas and the increase of third party gas purchases through the Company's gas marketing department.

         Well operating costs increased $153,045 (135%) to $266,070 for the three months ended September 30, 2000, from $113,025 for the three months ended September 30, 1999, as a result of the increase in number of wells operated for third parties and the Company's costs associated with these operations.

         Other expenses related primarily to the Company's oilfield services activities increased $104,832 (475%) to $126,889 for the three months ended September 30, 2000, from $22,057 for the three months ended September 30, 1999, as a result of an increase in the amount of services provided.

         General and administrative expenses increased $173,673 (30%) to $744,688 for the three months ended September 30, 2000, from $571,015 for the three months ended September 30, 1999.

         The increase in depreciation, depletion, amortization, impairment and other (DD&A) of $2,045,207 (431%) to $2,520,261 for the three months ended September 30, 2000, from $475,054 for the three months ended September 30, 1999, reflects increased production volumes resulting from North Coast's drilling and acquisition activities. In addition, DD&A also contains $274,000 of the Section 29 Tax Credit monetization.

         Net income for the three months ended September 30, 2000 increased $1,258,197 to $1,012,715 ($.06/share) from a loss of $245,482 ($(.07)/share)
for the three months ended September 30, 1999 primarily reflecting higher production volumes of natural gas and oil and higher prices received as well as increases in other areas of income attributable to the Company's drilling and operating activities.

OTHER EVENTS

         On May 4, 2000, the Company's majority shareholder, NUON, converted $24 million of debt related to the March 17, 2000, Peake acquisition to 9.6 million shares of common stock of the Company.

         As detailed below, on September 26, 2000, the Company entered into a $125 million credit agreement with a consortium of banks lead by Union Bank of California to replace its prior credit facility.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have increased as a result of continued production constraints by members of OPEC, which has reduced the available supply of crude oil to world markets. Natural gas prices have also increased during the six months ended September 30, 2000. These increases in price are attributed to lower storage supplies following the winter of 1999/2000 and higher natural gas demand for electric generation in the United States. As a result of these market forces, the Company received an average price of $27.27 per barrel of oil for the six months ended September 30, 2000, compared to $14.48 for the six months ended September 30, 1999. The Company received an average price of $3.10 per Mcf for its natural gas for the six months ended September 30, 2000, compared to $2.53 for the six months ended September 30, 1999.

         The Company can not predict the duration of the current strength of oil and gas markets and prices, as those forces noted above as well as other variables may change.

         Currently, the Company sells natural gas under fixed price contracts, on the spot market and through a fixed price commodity hedge. The Company has positioned itself to take advantage of current market conditions by fixing its gas contracts of a year or longer at prices substantially higher than were received in recent years while keeping a portion of its natural gas production un-contracted and available for sale in today's rising gas price market. Additionally, the Company continues to acquire and construct new pipeline systems to transport natural gas from the Company wells and third parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $14,595,000 at September 30, 2000, compared to $5,351,000 at March 31, 2000. The increase of $9,244,000 in working capital at September 30, 2000 reflects the cash flow from operations.

The following table summarizes the Company's financial position at September 30, 2000 and March 31, 2000:

(Amounts in thousands)                          September 30,             March 31,
                                                      2000                  2000
                                               Amount       %         Amount       %
                                              --------   --------    --------   --------

Working Capital                               $ 14,595         12%   $  5,351          5%
Property and equipment (net)                   102,007         85%    104,763         91%
Other                                            3,745          3%      4,491          4%
                                              --------   --------    --------   --------
     Total                                    $120,347        100%   $114,605        100%
                                              ========   ========    ========   ========

Long-term debt                                $ 70,564         59%   $ 90,122         79%
Deferred income taxes and other liabilities      1,089          1%      1,091          1%
Stockholders' equity                            48,694         40%     23,392         20%
                                              --------   --------    --------   --------
     Total                                    $120,347        100%   $114,605        100%
                                              ========   ========    ========   ========


The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financing.

The following table summarizes the Company's Statements of Cash Flow for the six months ended September 30, 2000 and 1999:

(Amounts in Thousands)                                   September 30,               September 30,
                                                             2000                        1999
                                                     Amount          %            Amount          %
                                                   ----------    ----------     ----------    ----------
Net cash provided (used by) operating activities   $    8,931            92%    $     (411)           (7)%
Net cash provided (used by) investing activities       (1,345)          (14)%         (704)          (13)%
Net cash provided (used by) financing activities        1,328            14%         5,314            97%
                                                   ----------    ----------     ----------    ----------

Increase (decrease) in cash and equivalents        $    8,914            92%    $    4,199            77%
                                                   ==========    ==========     ==========    ==========

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash provided by operating activities increased $8,931,000 for the six months ended September 30, 2000, compared to $(411,000) for the six months ended September 30, 1999. This increase reflects the added cash flow that is generated by the Company's acquisition of Peake. Net income increased by $2,200,000 and depreciation, depletion, and amortization increased by $3,700,000. The increased activity also made the working capital components increase cash by $2,853,000.

         Net cash used for investing activities increased $1,345,000 for the six months ended September 30, 2000, from $704,000 for the three months ended September 30, 1999. This increase in cash used for investing activities reflects the Company's increase in drilling and exploration for its own account. Ten wells were deepened or drilled since the beginning of the fiscal year.

         Net cash from financing activities decreased $1,328,000 for the six months ended September 30, 2000 from $5,314,000 for the six months ended September 30, 1999. This decrease primarily reflects less borrowing due to additional cash generated by operations.

         Effective September 26, 2000, the Company entered into a Credit Agreement (the "Agreement") with Union Bank of California, NA ("UBOC") as Agent and certain other financial institutions as lenders (collectively "UBOC") to replace the $25,000,000 revolving credit facility with ING (U.S.) Capital LLC. ING Capital had indicated to the Company that it intended to discontinue lending to the oil and gas industry and the commitment period under the facility terminated on July 2, 2000. The maturity date for the new facility is September 26, 2005.

         The Agreement with UBOC provides for an initial borrowing base of $65,000,000, which is subject to redetermination by the lenders on a semi-annual basis, and a maximum loan amount of $125,000,000. There is also a $5,000,000 sub-limit for letters of credit issued under the borrowing base, with outstanding letters of credit under the Agreement as of September 30, 2000 of $150,000. Available borrowings under the facility as of September 30, 2000 were $5,000,000. The initial borrowing was $60,000,000 with $30,000,000 on a three-month interest basis and $30,000,000 on a six month interest basis.

         Amounts outstanding under the senior secured revolving credit facility bear interest based upon usage as a percentage of the borrowing base, to wit:
0-50% at the UBOC reference rate (RR) or LIBOR plus 1.50%; 51-75% at the UBOC RR or LIBOR plus 1.75%; 76-100% at the UBOC RR plus .25% or LIBOR plus 2.00%, or approximately 8.75% at September 30, 2000 on the six month borrowing and 8.66% on the amount borrowed for the three month period.

         The amounts borrowed under its reducing revolving line of credit are secured by the Company's receivables, inventory, equipment and a first mortgage on the Company's interests in oil and gas wells and reserves. The mortgage notes are secured by land and buildings.

         The Agreement required the Company to pay a facility fee of .50% on the initial borrowing base and a commitment or "unused" fee payable quarterly in arrears on the unutilized portion of the borrowing base at a rate of .375% per annum. The Agreement also contains certain restrictive covenants, including working capital, and EBITDA interest coverage and fixed charge coverage calculations, as defined. Additionally, the Company is restricted from paying cash dividends on any of its common stock under the terms of the Agreement.

         The revolving credit facility and the notes are collateralized by a perfected first priority mortgage, security interest and assignment of production covering at least 80% of the Company's oil and gas properties, as well as its receivables, inventory, and equipment.

         On March 17, 2000, in connection with the Peake acquisition, NUON loaned $72.5 million to the Company in the form of a $48.5 million Non-Negotiable Subordinated Promissory Note and a $24 million Non-Negotiable Subordinated Convertible Promissory Note. Interest on both notes is payable semi-annually and accrues interest at the six month LIBOR plus 2.30%. The principal amount of each note is payable on February 28, 2015. Subsequent to year-end (May 2000), NUON converted the principal amount of the convertible note to shares of the Company's common stock based upon the exchange price of $2.50 per share. The conversion election was subject to stockholder approval. Both notes are (were) subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on Peake's assets, subject to the rights of the senior lender. The Company agreed to grant NUON registration rights for shares issued in the conversion. As a result of the execution of the UBOC Agreement, the Company paid $38.5 million of the original $48.5 million Non-Negotiable Subordinated Promissory Note plus accrued interest to NUON on September 29, 2000. There remains $10 million of the loan outstanding, which continues to accrue interest per the terms of the Note.

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

         In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously issued stock option or award, and accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN. 44 will not have a material effect on its financial position or results of operations.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On or about September 15, 2000, a Proxy Statement was mailed to all holders of record as of August 18, 2000, of the Company's common stock and Series A Preferred Stock along with a Notice of Annual Meeting of Stockholders to be held on October 6, 2000. At the meeting the stockholders were asked to consider and act upon the election of two directors whose terms of office expire in 2003, and the proposal to authorize, approve and adopt the North Coast Energy, Inc. 2000 Employee Stock Bonus Plan to replace a similar plan that is due to expire February 1, 2001. The Proxy Statement filed with the Securities and Exchange Commission on September 15, 2000, is incorporated by reference herein.

         At the Annual Meeting of Stockholders held on October 6, 2000, director Ralph L. Bradley was reelected, and nominee Ron L. Langenkamp was elected, to three year terms by identical votes of 14,912,693 in favor and 8,967 votes opposed. Director Jos J.M. Smits' term expired and he retired from the Board, being replaced by Mr. Langenkamp. Directors' Carel W.J. Kok, Omer Yonel, Cok van der Horst, C. Rand Michaels and Garry Regan continue in office. The North Coast Energy, Inc. 2000 Employee Stock Bonus Plan was adopted by a vote of 14,871,460 in favor and 12,235 votes opposed.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a).  Exhibits

         10.27 $125,000,000 Credit Agreement dated September 26, 2000, between North Coast Energy, Inc. as Borrower, Union Bank of California, NA, as Agent, Bank One, Texas, NA, as Syndication Agent, and certain financial institutions as Lenders.

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

                                           NORTH COAST ENERGY, INC.


November 14, 2000                          /s/ Omer Yonel
                                           ------------------------------------
                                           Omer Yonel
                                           Chief Executive Officer and Director;
                                           Acting Principal Financial Officer