Form 10-Q
period 2000-12-31
NORTH COAST ENERGY INC / DE/
filed 2001-02-14
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           ---         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           ---         THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes      No
                                      ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                     Outstanding at February 13, 2001
     ----------------------------         --------------------------------
     Common Stock, $.01 par value                     15,206,749

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                        Page No.
                                                                        -------
PART I  - FINANCIAL INFORMATION


Consolidated Balance Sheets -
  December 31, 2000 (Unaudited) and March 31, 2000 (Audited)                  3

Unaudited Consolidated Statements of Operations -
  For the Three and Nine Months Ended December 31, 2000 and 1999 (Unaudited)  5

Unaudited Consolidated Statements of Cash Flows -
  For the Nine Months Ended December 31, 2000 and 1999 (Unaudited)            6

Unaudited Notes to Consolidated Financial Statements                          8

Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                 11


PART II - OTHER INFORMATION                                                  20

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and March 31, 2000


ASSETS                                                      December 31,        March 31,
------                                                          2000              2000
                                                            ------------      ------------
                                                            (Unaudited)
CURRENT ASSETS
 Cash and equivalents                                       $ 18,189,760      $  6,206,686
 Accounts receivable:
   Trade, net                                                  8,149,947         7,202,492
   Affiliates                                                    494,795           205,775
 Inventories                                                     688,619           450,718
 Prepaid drilling and other expenses                           3,365,323           297,720
                                                            ------------      ------------
    Total current assets                                      30,888,444        14,363,391

PROPERTY AND EQUIPMENT, at cost
 Land                                                            222,822           222,822
 Oil and gas properties (successful efforts)                 104,021,325       102,177,522
 Pipelines                                                    15,989,178        15,798,806
 Vehicles                                                      1,983,813         1,970,687
 Furniture and fixtures                                          591,019           627,414
 Building and improvements                                     1,847,088         1,845,457
                                                            ------------      ------------
                                                             124,655,245       122,642,708
Less accumulated depreciation, depletion, amortization
 and impairment                                               23,129,374        17,879,417
                                                            ------------      ------------
                                                             101,525,871       104,763,291

OTHER ASSETS, net                                              4,384,254         4,491,322
                                                            ------------      ------------

                                                            $136,798,569      $123,618,004
                                                            ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and March 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY                                      December 31,         March 31,
------------------------------------                                          2000               2000
                                                                         -------------      -------------
                                                                          (Unaudited)
CURRENT LIABILITIES
 Current portion of long-term debt                                       $     128,400      $   3,124,600
 Accounts payable                                                            6,583,348          4,963,160
 Accrued expenses                                                              706,666            357,716
 Advanced billings on uncompleted drilling contracts                         6,214,520            568,056
                                                                         -------------      -------------
   Total current liabilities                                                13,632,934          9,013,532

LONG-TERM DEBT, net of current portion
 Affiliates                                                                 10,000,000         72,500,000
 Non-affiliates                                                             60,634,788         17,622,181
                                                                         -------------      -------------
                                                                            70,634,788         90,122,181

ACCRUED PLUGGING LIABILITY                                                     650,030            724,535

DEFERRED INCOME TAXES                                                        1,316,246            366,200

STOCKHOLDERS' EQUITY:
 Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,096
   issued and outstanding (aggregate liquidation value of $730,960)                731                731
 Series B, Cumulative Convertible Preferred stock, par value
   $.01 per share; 625,000 shares authorized, 232,864 issued
   and outstanding (aggregate liquidation value $2,328,640
   plus dividends in arrears of $326,010)                                        2,329              2,329
 Undesignated Serial Preferred stock, par value $.01 per share;
   811,730 shares authorized; none issued and outstanding                         --                 --
 Common Stock, par value $.01 per share; 60,000,000 shares
   authorized; 15,204,749 and 5,599,706 issued and outstanding                 152,047             55,997
 Additional paid-in capital                                                 50,198,807         26,274,574
 Retained earnings (deficit)                                                   210,657         (2,942,075)
                                                                         -------------      -------------
    Total stockholders' equity                                              50,564,571         23,391,556
                                                                         -------------      -------------

                                                                         $ 136,798,569      $ 123,618,004
                                                                         =============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the periods ended December 31, 2000 and 1999

                                   (Unaudited)

                                                        Three Months Ended                    Nine Months Ended
                                                 -------------------------------       -------------------------------
                                                      2000              1999               2000               1999
                                                 ------------       ------------       ------------       ------------
REVENUE
  Oil and gas production                         $  7,186,505       $  2,362,473       $ 21,331,537       $  5,589,429
  Drilling revenues                                      --                 --              671,840               --
  Transportation fees                                 845,573            200,596          2,371,673            442,894
  Gas marketing revenues                              506,944            216,275          1,643,530            817,837
  Administrative and agency fees                      183,673            401,054            492,170            717,177
  Well operating services                             550,971            354,463          1,509,191            827,276
  Other                                               214,448             11,500            955,421            119,303
                                                 ------------       ------------       ------------       ------------
                                                    9,488,114          3,546,361         28,975,362          8,513,916
 COSTS AND EXPENSES
  Oil and gas production expenses                   1,347,216            907,644          6,362,711          2,120,426
  Drilling costs                                      339,648            143,923          1,314,666            384,086
  Transportation costs                                256,470            100,800            655,570            235,600
  Gas marketing costs                                 388,104            127,984          1,450,913            670,862
  Well operating costs                                308,690            102,719          1,051,190            471,631
  Other                                                56,180             28,636            234,688             69,921
  General and administrative expenses                 878,703            462,825          2,358,823          1,887,196
  Depreciation, depletion, amortization,
   impairment and other                             1,960,184            639,504          6,619,745          1,594,889
                                                 ------------       ------------       ------------       ------------
                                                    5,535,195          2,514,035         20,048,306          7,434,611
                                                 ------------       ------------       ------------       ------------

 INCOME FROM OPERATIONS                             3,952,919          1,032,326          8,927,056          1,079,305

 OTHER INCOME (EXPENSE)
  Interest income                                     112,147             47,493            399,267            106,897
  Other                                               (16,633)               (69)             5,715              1,499
  Interest expense                                 (1,539,272)          (490,536)        (5,054,658)        (1,404,828)
                                                 ------------       ------------       ------------       ------------
                                                   (1,443,758)          (443,112)        (4,649,676)        (1,296,432)
                                                 ------------       ------------       ------------       ------------

 INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                  2,509,161            589,214          4,277,380           (217,127)

 PROVISION FOR INCOME TAXES                           600,600               --              950,000               --

 NET INCOME (LOSS)                               $  1,908,561       $    589,214       $  3,327,380       $   (217,127)
                                                 ============       ============       ============       ============

 NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $58,216 for
  the three months ended December 31, 2000
  and 1999 and $174,648 for the nine months
  ended December 31, 2000 and 1999)              $  1,850,345       $    530,998       $  3,152,732       $   (391,775)
                                                 ============       ============       ============       ============

 NET INCOME (LOSS) PER SHARE
 (basic and diluted)                             $       0.12       $       0.10       $       0.22       $      (0.08)
                                                 ============       ============       ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                         2000              1999
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                  $  3,327,380       $   (217,127)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                          6,619,745          1,594,889
     Provision for deferred income tax                                   950,000                  -
     (Gain) loss on sale of property and equipment                        16,054               (144)
     Stock Bonus                                                          20,283                  -
     Change in:
             Accounts receivable                                      (1,236,475)        (1,070,960)
             Inventories and other current assets                     (3,305,504)            83,575
             Other assets                                               (606,957)           123,087
             Accounts payable                                          1,620,190           (437,694)
             Other liabilities                                                 -           (135,773)
             Accrued expenses and other                                  274,445            (29,141)
             Advanced billings on uncompleted drilling
             contracts                                                 5,646,464          2,946,240
                                                                    ------------       ------------
                  Total adjustments                                    9,998,245          3,074,079
                                                                    ------------       ------------
             Net cash  provided by operating activities               13,325,625          2,856,952

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                  (2,684,309)        (4,752,143)
                                                                    ------------       ------------
             Net cash used by investing activities                    (2,684,309)        (4,752,143)

  The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                                         2000               1999
                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under revolving credit facility                                            3,000,000          2,000,000
 Borrowings under credit agreement                                                    60,000,000                  -
 Repayment of borrowings under revolving credit facility                             (23,000,000)          (900,000)
 Payments on long-term debt                                                          (38,598,299)           (83,589)
 Proceeds from issuance of long-term debt                                                      -             95,691
 Net proceeds from issuance of common stock                                                    -          4,423,403
 Borrowings of long-term debt                                                            114,705                  -
 Distributions and dividends                                                            (174,648)          (174,648)
                                                                                    ------------       ------------
             Net cash provided by financing activities                                 1,341,758          5,360,857

INCREASE IN CASH AND EQUIVALENTS                                                      11,983,074          3,465,666

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            6,206,686          1,956,617
                                                                                    ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $ 18,189,760       $  5,422,283
                                                                                    ============       ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                         $  4,118,022       $  1,459,800
   Income taxes                                                                                -                  -

Supplemental disclosures of noncash investing and financing activities:
   Conversion of long-term debt                                                     $ 24,000,000       $          -
   Long-term debt incurred for the purchase of property
    and equipment                                                                              -             95,691
   Accounts payable from interest on long-term debt                                      936,636             67,200

   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Summary of Accounting Policies

         A. General

         The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         The balance sheet at March 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         B. Per Share Amounts

         The average number of shares used in computing basic and diluted net income per share was 15,204,489 and 15,245,701 and 5,579,332 and
         5,579,332 for the three months ended December 31, 2000 and 1999, respectively, and 14,005,696 and 14,041,849 and 4,897,763 and 4,897,763
         for the nine months ended December 31, 2000 and 1999, respectively.

         C. Reclassifications

         Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit that provide a guaranteed total amount of $150,000 in lieu of coverage provided by insurance for performance and road bond deposits against damage.

Note 3.  Preferred Dividends

         The Company paid a dividend of $58,216 on the Cumulative Convertible Series B Preferred Stock during the three months ended December 31, 2000 and 1999, and $174,648 for the nine months ended December 31, 2000 and 1999. Cumulative dividends in arrears on the Cumulative Convertible Series B Preferred Stock are $326,010 at December 31, 2000.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 4.  Hedge

         The Company's primary commodity market risk exposure is to changes in the pricing applicable to its natural gas and oil production, which is normally priced with reference to a defined benchmark, such as natural gas or light, sweet crude oil traded on the New York Mercantile Exchange (NYMEX) or published indices based on prices of spot gas delivered to various regional pipelines. Actual prices received vary from the benchmark depending on quality and location differentials. Occasionally, the Company enters into financial market transactions with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the natural gas that it sells. The Company has entered into a financial instrument whereby the Company has hedged 5,000 decatherms ("DTH") of daily production from May 2000 to December 31, 2001, at a price of $3.05/DTH. This "fixed price" hedge calls for a monthly settlement such that if the Inside FERC, First of the Month, Columbia Gas Transmission Appalachian Index is less than the $3.05/DTH, the counterparty pays the Company for the difference times the DTH hedged during the month. If the Columbia Gas Transmission Appalachian Index is greater than $3.05 DTH, the Company remits to the counterparty the excess times the number of DTH. As a result of this arrangement, the Company's oil and gas revenues were reduced by $1,140,100 for the quarter ended December 31, 2000 and $2,029,100 for the nine months ended December 31, 2000. As part of the financial instrument, North Coast has supplied a letter of credit totaling $3.95 million to the purchaser of the Company's financial hedge as collateral for its mark to market exposure.


Note 5. Accounting Standards

         On October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133," is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This pronouncement amended portions of SFAS 133 and will be applied prospectively as the cumulative effect of an accounting change with SFAS 133 effective April 1, 2001.

         The Company expects to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recorded in the balance sheet as either an asset or liability at its fair value and recognized in other comprehensive income until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will currently be charged to earnings. The Company believes that any ineffectiveness will be immaterial. The effect on earnings and other comprehensive

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 5.  Accounting Standards  (Continued)

         income as a result of the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. The Company expects to record a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 and an offsetting change to other comprehensive income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc. a Delaware corporation ("North Coast," the "Company"), is an affiliate of nv NUON ("NUON"), a limited liability company organized under the laws of the Netherlands. North Coast and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties, owned by the Company or in conjunction with joint ventures or partnerships sponsored and managed by the Company. North Coast derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering, transportation and gas marketing services it provides for third parties.

         The following table is a review of the results of operations of the Company for the three and nine months ended December 31, 2000 and December 31, 1999. All items in the table are calculated as a percentage of total revenues.


                                         Three Months Ended   Nine Months Ended
                                            December 31,        December 31,
                                          ---------------     ----------------
                                           2000      1999      2000      1999
                                          -----     -----     -----     ------
Revenues:
 Oil and gas production                     76%       67%       74%       66%
 Drilling revenues                           0         0         2         0
 Transportation fees                         9         6         8         5
 Gas marketing revenues                      5         6         6        10
 Administrative and agency fees              2        11         2         8
 Well operating services                     6        10         5        10
 Other                                       2         0         3         1
                                          -----     -----     -----     ------
    Total Revenues                         100%      100%      100%      100%
                                          -----     -----     -----     ------

Costs and expenses:
 Oil and gas production expenses            14%       25%       22%       25%
 Drilling costs                              3         4         5         4
 Transportation costs                        3         2         2         3
 Gas marketing costs                         4         3         5         8
 Well operating costs                        3         3         4         5
 Other                                       1         1         1         1
 General and administrative expenses         9        13         8        22
 Depreciation, depletion, amortization
    impairment and other                    21        18        22        18
 Interest expense                           16        14        17        17
                                          -----     -----     -----     ------
    Total Expenses                          74%       83%       86%      103%
                                          -----     -----     -----     ------

      Subtotal                              26%       17%       14%       (3)%

Provision for income taxes                   6%        0%        3%        0%

                                          -----     -----     -----     ------
Net Income (Loss)                           20%       17%       11%       (3)%
                                          =====     =====     =====     ======

         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the nine and three months ended December 31, 2000 and 1999. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2000 TO NINE MONTHS ENDED DECEMBER 31, 1999

         On March 17, 2000, the Company acquired Peake Energy, Inc. ("Peake") through a purchase of all of Peake's outstanding capital stock from Belden & Blake Corporation. Peake owns oil and gas properties consisting of approximately 1900 wells and in excess of 900 miles of natural gas gathering lines in West Virginia, Kentucky and Virginia.

REVENUES

         Oil and gas revenues increased $15,742,108 (282%) to $21,331,537 for the nine months ended December 31, 2000, compared to oil and gas revenues of $5,589,429 for the nine months ended December 31, 1999. The increase in oil and gas revenues reflects increased production resulting from the Company's acquisition activities, successful exploration and developmental drilling program and the higher natural gas and oil prices that the Company has received for its increasing volumes of natural gas and oil. For the nine months ended December 31, 2000, the Company's production volumes increased 4,102,171 MCFE (MCF equivalents) to 6,322,136 MCFE compared to 2,219,965 MCFE for the nine months ended December 31, 1999. The Company recognizes a portion of the wellhead price of gas it receives as transportation and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portions attributable to transportation and compression revenues, the Company received an average price of $3.26 and $2.50 per MCF for natural gas sold for the nine months ended December 31, 2000 and 1999, respectively, and $28.82 and $16.42 per barrel of oil sold for the nine months ended December 31, 2000 and 1999 respectively.

         During the nine months ended December 31, 2000 the Company recognized drilling revenues of $671,840 resulting from four 1999-1 drilling program wells, which were in progress during the current fiscal year. No drilling revenues were recognized during the nine months ended December 31, 1999.

         On December 29, 2000, North Coast formed a $6.6 million development drilling program, the single largest such investor financed program in the Company's history. The drilling program will drill and develop 37 wells on the Company's proved undeveloped leasehold in Ohio, Pennsylvania and West Virginia. The Company anticipates recognizing drilling revenues from the program prior to the end of the fiscal year and throughout the next fiscal year.

         Transportation fees increased $1,928,779 (435%) to $2,371,673 for the nine months ended December 31, 2000, compared to $442,894 for the nine months ended December 31, 1999. This increase results from the additional natural gas gathering systems acquired, and the increase in fees associated with the additional volumes of gas transported.

         Gas marketing revenues increased $825,693 (101%) to $1,643,530 for the nine months ended December 31, 2000, compared to $817,837 for the nine months ended December 31, 1999, primarily as a result of an increase in third party natural gas marketed by the Company's internal gas marketing department to its industrial and commercial customers for the nine months ended December 31, 2000.

          Administrative and agency fees declined $225,007 (31%) to $492,170 compared to $717,177 for the nine months ended December 31, 1999, as a result of a one-time administrative fee recognized at December 31, 1999, attributable to the Company's 1999-1 drilling program.

         Well operating revenues increased $681,915 (82%) to $1,509,191 for the nine months ended December 31, 2000, from $827,276 for the nine months ended December 31, 1999. This increase reflects the additional number of wells the Company receives third party operating revenues from, as a result of both its drilling programs and its acquisition activities.

         The increase in other revenues of $836,118 (701%) to $955,421 for the nine months ended December 31, 2000, from $119,303 for the nine months ended December 31, 1999, primarily reflects payment for Section 29 Tax Credit monetization acquired in the Peake acquisition.

EXPENSES

         For the nine months ended December 31, 2000, oil and gas production expenses increased $4,242,285 (200%) to $6,362,711 from $2,120,426 for the nine months ended December 31, 1999, reflecting the increased costs associated with over 2,100 additional wells acquired or drilled by the Company since December 31, 1999.

         Drilling expenses increased $930,580 (242%) to $1,314,666 for the nine months ended December 31, 2000, from $384,086 for the nine months ended December 31, 1999, primarily as a result of the carry over drilling activities from the Company's 1999-1 drilling program and the additional technical staff expenses related to the Company's exploration program.

         Transportation costs increased $419,970 (178%) to $655,570 for the nine months ended December 31, 2000, from $235,600 for the nine months ended December 31, 1999, primarily as a result of the costs associated with the acquired gathering systems, and the increased volumes of natural gas.

         Gas marketing costs increased $780,051 (116%) to $1,450,913 for the nine months ended December 31, 2000, from $670,862 for the nine months ended December 31, 1999, primarily as a result of the costs associated with the increased volumes of natural gas and the increase in third party gas purchases through the Company's gas marketing department.

         Well operating costs reflecting the Company's expenses relating to third party well operating increased $579,559 (123%) to $1,051,190 for the nine months ended December 31, 2000 from $471,631 for the nine months ended December 31, 1999, as a result of the increase in number of wells operated for third parties through the Company's partnership and acquisition activities.

         Other expenses, primarily reflecting the Company's oilfield services activities increased $164,767 (236%) to $234,688 for the nine months ended December 31, 2000, from $69,921 for the nine months ended December 31, 1999, as a result of the increased volume of services provided by this activity.

         General and administrative expenses increased $471,627 (25%) to $2,358,823 for the nine months ended December 31, 2000, from $1,887,196 for the nine months ended December 31, 1999. The increase in G&A expense primarily reflects the Company's post acquisition integration of Peake Energy, which more than doubled oil and gas reserves, and a portion of the costs associated with the business process reengineering ("BPR") activities with business consultants and the implementation of a new computer system. The increase in G&A expense also reflects investment advisory and legal costs associated with the Company's continued acquisition activities.

         Depreciation, depletion, amortization, impairment, and other (DD&A) increased $5,024,855 (315%) to $6,619,745 for the nine months ended December 31, 2000, from $1,594,889 for the nine months ended December 31, 1999. This increase reflects the additional production volumes attributable to the Company's oil and gas sales as a result of the company's drilling and acquisition activities. In addition, DD&A also contains $637,600 in amortization of the Section 29 Tax Credit monetization.

         Net income for the nine months ended December 31, 2000, increased $3,544,507 to $3,327,380 from a loss of $217,127 for the nine months ended December 31, 1999. The increase in net income reflects the increase in production combined with an increase in natural gas and oil prices as well as improved financial results from the Company's other streams of income. The Company's net income attributable to common stock was $3,152,732 ($.22/share) for the nine months ended December 31, 2000, compared to a loss of $391,775 ($(.08)/share) for the nine months ended December 31, 1999, reflecting dividends declared on the Company's Series B Cumulative Preferred Stock.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED DECEMBER 31, 1999

         On March 17, 2000, the Company acquired Peake Energy, Inc. ("Peake") through a purchase of all of Peake's outstanding capital stock from Belden & Blake Corporation. Peake owns oil and gas properties consisting of approximately 1900 wells and in excess of 900 miles of natural gas gathering lines in West Virginia, Kentucky and Virginia.

REVENUES

         Oil and gas revenues increased $4,824,031 (204%) to $7,186,505 for the three months ended December 31, 2000, from $2,362,473 the three months ended December 31, 1999. The increase in oil and gas revenues reflects significantly higher volumes of gas and oil production attributable to the Company as a result of its acquisition activities and its successful exploration, development, and drilling activities combined with higher prices received for both oil and natural gas. The Company's production volumes for the three months ended December 31, 2000 were 2,094,403 MCFE (MCF equivalents) of natural gas compared to 938,908 MCFE for the three months ended December 31, 1999. The Company recognizes a portion of the wellhead price it receives as transportation and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to transportation and compression revenues, the Company received an average price of $3.33 and $2.53 per MCF for natural gas sold for the three months ended December 31, 2000 and 1999, respectively.

         Transportation fees increased $644,976 (322%) to $845,573 for the three months ended December 31, 2000, compared to $200,596 for the three months ended December 31, 1999. This increase results from the additional natural gas gathering systems acquired in the Peake acquisition, and the increase in fees associated with additional volumes of gas transported.

         Gas marketing revenues increased $290,669 (134%) to $506,944 for the three months ended December 31, 2000, compared to $216,275 for the three months ended December 31, 1999. This increase results from the additional natural gas gathering systems acquired in the Peake acquisition along with third party gas sales to the Company's industrial and commercial customers.

         Revenues from administrative and agency fees decreased $217,381 (54%) to $183,673 for the three months ended December 31, 2000 from $401,054 for the three months ended December 31, 1999 as a result of a one-time administrative fee recognized at December 31, 1999, attributable to the Company's 1999-1 drilling program.

         Well operating revenues increased $196,508 (55%) to $550,971 for the three months ended December 31, 2000, compared to $354,463 for the three months ended December 31, 1999, primarily due to the increased number of wells operated for third parties resulting from the Company's acquisition activities and drilling programs.

         Other revenues attributable to revenues from Section 29 Tax Credit monetization increased $202,948 (1765%) to $214,448 for the three months ended December 31, 2000, from $11,500 on December 31, 1999. The Company acquired the
Section 29 Tax Credit monetization with the acquisition of Peake Energy.

EXPENSES

         Oil and gas production expenses increased $439,572 (48%) to $1,347,216 for the three months ended December 31, 2000, from $907,644 for the three months ended December 31, 1999, reflecting the costs associated with over 2,100 newly drilled or acquired wells.

         Drilling costs increased $195,725 (136%) to $339,648 for the three months ended December 31, 2000, compared to $143,923 at December 31, 1999, reflecting the growth and costs of additional technical staff for the Company's exploration activities.

         Transportation costs increased $155,670 (154%) for the three months ended December 31, 2000 to $256,470, from $100,800 on December 31, 1999, primarily as a result of the costs associated with the acquired gas gathering systems and the increased volumes of natural gas.

         Gas marketing costs increased $260,120 (203%) for the three months ended December 31, 2000, to $388,104 from $127,984, for the three months ended December 31, 1999, primarily as a result of the costs associated with the increased volumes of natural gas and the increase of third party gas purchases through the Company's gas marketing department.

         Well operating costs increased $205,971 (201%) to $308,690 for the three months ended December 31, 2000, from $102,719 for the three months ended December 31, 1999, as a result of the increase in number of wells operated for third parties and the Company's costs associated with these operations.

         Other expenses related primarily to the Company's oilfield services activities increased $27,544 (96%) to $56,180 for the three months ended December 31, 2000, from $28,636 for the three months ended December 31, 1999, as a result of an increase in the amount of services provided.

         General and administrative expenses increased $415,878 (90%) to $878,703 for the three months ended December 31, 2000, from $462,825 for the three months ended December 31, 1999. The increase in G&A expense primarily reflects the company's post acquisition integration of Peake Energy, which more than doubled oil and gas reserves, and a portion of the costs associated with the business process reengineering ("BPR") activities with business consultants and the implementation of a new computer system. The increase in G&A expense also reflects investment advisory and legal costs associated with the Company's continued acquisition activities.

         The increase in depreciation, depletion, amortization, impairment and other (DD&A) of $1,320,680 (207%) to $1,960,184 for the three months ended December 31, 2000, from $639,504 for the three months ended December 31, 1999, reflects increased production volumes resulting from the Company's drilling and acquisition activities. In addition, DD&A also contains $95,000 of the Section 29 Tax Credit monetization.

         Net income for the three months ended December 31, 2000 increased $1,319,347 to $1,908,561 ($.12/share) from net income of $589,214 ($.10/share)
for the three months ended December 31, 1999 primarily reflecting higher production volumes of natural gas and oil and higher prices received as well as increases in other areas of income attributable to the Company's drilling and operating activities. The Company's net income attributable to common stock was $1,850,345 ($.12/share) for the three months ended December 31, 2000, compared to $530,998 ($.10/share) for the three months ended December 31, 1999, reflecting dividends declared on the Company's series B cumulative preferred stock.


OTHER EVENTS

         On December 29, 2000, the Company organized its 2000-1 Appalachian Private Drilling Program to drill 37 development wells on the Company's undeveloped leasehold property. The $6.6 million in outside investor contributions reflects the single largest investor financed program organized by the Company.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have increased as a result of continued production constraints by members of OPEC, which has reduced the available supply of crude oil to world markets. Natural gas prices have also increased during the nine months ended December 31, 2000 compared to the natural gas prices for the nine months ended December 31, 1999. These increases in price are attributed to lower storage supplies entering the winter of 2000/2001, lower natural gas production and higher natural gas demand for power generation in the United States. As a result of these market forces, the Company received an average price of $28.82 per barrel of oil for the nine months ended December 31, 2000 compared to $16.42 for the nine months ended December 31, 1999. The Company received an average price after recognition of a portion of the wellhead price in transportation and other revenues of $3.26 per MCF for its natural gas for the nine months ended December 31, 2000, compared to $2.50 for the nine months ended December 31, 1999.

         The Company can not predict the duration of the current strength of oil and gas markets and prices, as those forces noted above as well as other variables may change.

         Currently, the Company sells natural gas under fixed and variable priced contracts, on the spot market and through a fixed price commodity hedge. The Company has positioned itself to take advantage of current market conditions by fixing its gas contracts at prices substantially higher than were received in recent years while keeping an increasing portion of its natural gas production available for sale in today's rising gas price market. Additionally, the Company continues to acquire and construct new pipeline systems to transport natural gas from the Company wells and third parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $17,256,000 at December 31, 2000, compared to $5,351,000 at March 31, 2000. The increase of $11,905,000 in working capital at December 31, 2000 reflects the cash flow from operations and financing activities offset by capital expenditures during the period.

The following table summarizes the Company's financial position at December 31, 2000 and March 31, 2000:

(Amounts in thousands)                             December 31,            March 31,
                                                      2000                    2000
                                                 ---------------       ----------------
                                                 Amount       %         Amount        %
                                                 --------    ---       --------     ---

Working Capital                                  $ 17,256     14%      $  5,351       5%
Property and equipment (net)                      101,526     82%       104,763      91%
Other                                               4,384      4%         4,491       4%
                                                 --------    ---       --------     ---
 Total                                           $123,166    100%      $114,605     100%
                                                 ========    ===       ========     ===

Long-term debt                                   $ 70,635     57%      $ 90,122      79%
Deferred income taxes and other liabilities         1,966      2%         1,091       1%
Stockholders' equity                               50,565     41%        23,392      20%
                                                 --------    ---       --------     ---
 Total                                           $123,166    100%      $114,605     100%
                                                 ========    ===       ========     ===


The oil and gas exploration and development activities of North Coast historically have been financed through the Drilling Programs, through internally generated funds, and from bank and equity financing.

The following table summarizes the Company's Statements of Cash Flow for the nine months ended December 31, 2000 and 1999:

(Amounts in Thousands)                                      December 31,             December 31,
                                                               2000                      1999
                                                     Amount            %        Amount            %
                                                    --------           --      --------           --
Net cash provided by operating activities           $ 13,326           91%     $  2,857           35%
Net cash provided (used) by investing activities      (2,684)         (18)%      (4,752)         (58)%
Net cash provided by financing activities              1,341            9%        5,361           65%
                                                    --------           --      --------           --

Increase in cash and equivalents                    $ 11,983           82%     $  3,466           42%
                                                    ========           ==      ========           ==

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

         As the above table indicates, the Company's cash provided by operating activities was $13,326,000 for the nine months ended December 31, 2000, compared to $2,857,000 for the nine months ended December 31, 1999. This increase reflects the added cash flow that is generated by the Company's acquisition of Peake. Net income increased by $3,545,000, and depreciation, depletion, and amortization increased by $5,025,000. The increased activity also caused an increase in working capital of $11,905,000 and an increase in cash of $11,983,000.

         Net cash used for investing activities was $2,684,000 for the nine months ended December 31, 2000, compared to $4,752,000 for the nine months ended December 31, 1999.

         Net cash provided from financing activities was $1,341,000 for the nine months ended December 31, 2000, compared to $5,361,000 for the three months ended December 31, 1999. This cash was provided from finalization of the Company's credit arrangement in the second fiscal quarter of 2000 and from a private placement of common stock in 1999.

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

         The Agreement with UBOC provides for an initial borrowing base of $65 million, which is subject to redetermination by the lenders on a semi-annual basis, and a maximum loan amount of $125 million. There is also a $5 million sub-limit for letters of credit issued under the borrowing base, with outstanding letters of credit under the Agreement as of December 31, 2000 of $150,000. Available borrowings under the facility as of December 31, 2000 were $5 million. The initial borrowing was $60 million and is presently outstanding with $30 million on a six-month interest basis and $27 million on a six month basis and $3 million on a two month interest basis.

         Amounts outstanding under the senior secured revolving credit facility bear interest based upon usage as a percentage of the borrowing base, to wit:
0-50% at the UBOC reference rate (RR) or Libor plus 1.50%; 51-75% at the UBOC RR or Libor plus 1.75%; 76-100% at the UBOC RR plus .25% or Libor plus 2.00%, or approximately 8.23% at December 31, 2000 on the six month borrowing.

         The revolving credit facility and the notes are collateralized by a perfected first priority mortgage, security interest and assignment of production covering at least 80% of the Company's oil and gas properties, as well as its receivables, inventory, and equipment.

         On March 17, 2000, in connection with the Peake acquisition, NUON loaned $72.5 million to the Company in the form of a $48.5 million Non-Negotiable Subordinated Promissory Note and a $24 million Non-Negotiable Subordinated Convertible Promissory Note. Subsequent to year-end (May 2000), NUON converted the principal amount of the convertible note to shares of the Company's common stock based upon the exchange price of $2.50 per share. The conversion election was subject to stockholder approval. Both notes were subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on Peake's assets, subject to the rights of the senior lender. The Company agreed to grant NUON registration rights for shares issued in the conversion. As a result of the execution of the UBOC Agreement, the Company paid $38.5 million of the original $48.5 million Non-Negotiable Subordinated Promissory Note plus accrued interest to NUON on September 29, 2000. There remains $10 million of the loan outstanding, which continues to accrue interest per the terms of the Note at the six month LIBOR plus 2.3%. The interest is payable semi-annually and the balance of the balance of the principal is payable on February 28, 2015.

         The Company believes that its cash, cash flow from operations and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

ACCOUNTING STANDARDS


         On October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133," is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This pronouncement amended portions of SFAS 133 and will be applied prospectively as the cumulative effect of an accounting change with SFAS 133 effective April 1, 2001.

         The Company expects to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recorded in the balance sheet as either an asset or liability at its fair value and recognized in other comprehensive income until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. The Company believes that any ineffectiveness will be immaterial. The effect on earnings and other comprehensive income as a result of the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. The Company expects to record a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 and an offsetting change to other comprehensive income.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On or about September 15, 2000, a Proxy Statement was mailed to all holders of record as of August 18, 2000, of the Company's common stock and Series A Preferred Stock along with a Notice of Annual Meeting of Stockholders to be held on October 6, 2000. At the meeting the stockholders were asked to consider and act upon the election of two directors whose terms of office expire in 2003, and the proposal to authorize, approve and adopt the North Coast Energy, Inc. 2000 Employee Stock Bonus Plan to replace a similar plan that was due to expire February 1, 2001. The Proxy Statement filed with the Securities and Exchange Commission on September 15, 2000, is incorporated by reference herein.

         At the Annual Meeting of Stockholders held on October 6, 2000, director Ralph L. Bradley was reelected, and nominee Ron L. Langenkamp was elected, to three year terms by identical votes of 14,912,693 in favor and 8,967 votes opposed. Director Jos J.M. Smits' term expired and he retired from the Board, being replaced by Mr. Langenkamp. Directors' Carel W.J. Kok, Omer Yonel, Cok van der Horst, C. Rand Michaels and Garry Regan continue in office. The North Coast Energy, Inc. 2000 Employee Stock Bonus Plan was adopted by a vote of 14,871,460 in favor and 12,235 votes opposed, and became effective February 1, 2001.

Item 5.  Other Information

         a.) Consulting Services Agreement

         On October 5, 2000, the Board of Directors of the Company informed the Company's President, Garry Regan ("Regan"), that it did not intend to renew Regan's employment agreement when the Restated Employment Agreement effective May 3, 1995, expires on May 2, 2001. The decision was in keeping with the Company's position of not entering into long-term executive employment contracts. The Board adopted the recommendation of its Stock Option and Compensation Committee and authorized the Company's Chief Executive Officer to enter into a consulting services agreement between the Company and Regan that provides for a consulting term of eighteen months to commence upon the expiration of his employment agreement. Regan will be paid a monthly fee of $6,000 subject to his performance under the terms of the consulting services agreement, which may include, among other responsibilities, his assistance with respect to the Company's ongoing limited partnership business. The agreement, which was executed on December 5, 2000, also contains provisions pertaining to Regan's noncompetition with the Company, mutual releases, covenants not to sue and nondisparagement covenants between the Company, its subsidiary, NCE Securities, Inc., its majority shareholder, NUON International Projects BV, and Regan. Although his employment agreement with the Company terminates on May 2, 2001, Regan will continue as a Director of the Company. The consulting services agreement is incorporated by reference herein to Exhibit 10.30 appended to this report on Form 10-Q.

         b.) Regan Bonus Agreement

         Upon recommendation of the Stock Option and Compensation Committee, the Board of Directors of the Company also voted to award Regan a bonus of $50,000 in recognition of his efforts in connection with the sales and marketing in fiscal year 2000 of the Company's drilling program. In connection with the formation of the North Coast Energy 1999 Appalachian Private Drilling Program the Company raised $5.2 million in drilling program capital which was at that time a Company record for a single drilling program. Pursuant to the terms of the bonus agreement dated December 5, 2000, Regan was required to use the bonus for his personal purchase of the common stock of the Company. The bonus agreement is incorporated by reference herein to Exhibit 10.28 appended to this report on Form 10-Q.

         c.) Partnership Sales Commission Agreement

         At its annual meeting on October 5, 2000, the Board of Directors of the Company also adopted the recommendation of the Stock Option and Compensation Committee to incentivize Regan to assist the Company in surpassing its $3.5 million budget target for the sale of limited partnership units in the North Coast Energy 2000 Appalachian Private Drilling Program (the "Program"). Recognizing that Regan was the officer directly responsible for overseeing the sales and marketing activities associated with the formation of the drilling program, the Board of Directors authorized the Company's Chief Executive Officer to enter into a commission agreement pursuant to which Regan is to be paid a commission of four percent (4%) on the aggregate subscription amount up to a maximum aggregate subscription of $5,000,000. The commission agreement was executed on December 5, 2000, and the Program closed on December 29, 2000, with subscriptions totaling $6,600,000. The total commission of $200,000 may be paid to Regan by the Company in two equal installments of $100,000 each on May 2, 2001, and July 2, 2001, without interest. The commission agreement is incorporated by reference herein to Exhibit 10.29 appended to this report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits

         10.28 Bonus Agreement dated December 5, 2000, between North Coast Energy, Inc. and Garry Regan.

         10.29 Partnership Sales Commission Agreement dated December 5, 2000, between North Coast Energy, Inc. and Garry Regan.

         10.30 Consulting Services Agreement dated December 5, 2000, between North Coast Energy, Inc., NCE Securities, Inc., NUON International Projects BV, Garry Regan and Anne Regan.


         b.)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTH COAST ENERGY, INC.


February 14, 2001                           /s/  Omer Yonel
                                            --------------------------------
                                            Omer Yonel
                                            Chief Executive Officer and Director


                                            /s/ Dale E. Stitt
                                            ---------------------------------
                                            Dale E. Stitt
                                            Chief Financial Officer and
                                            Principal Accounting Officer