Form 10-K/A
period 2001-03-31
NORTH COAST ENERGY INC / DE/
filed 2001-07-27
CIK 839950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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

                         Yes    X   .     No         .
                              -----           ------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers and directors of the Company as of June 15, 2001 were as follows:

NAME                              AGE      POSITION
----                              ---      --------
Omer Yonel                        37      President, Chief Executive Officer and Director

Dale E. Stitt                     56      Chief Financial Officer

Thomas A. Hill                    43      Secretary and General Counsel

Thomas S. Liberatore              44      Vice President of Exploration and Production

Carel W.J. Kok                    35      Chairman of the Board and Director

Cok van der Horst                 56      Director

Ron L. Langenkamp                 56      Director

Ralph L. Bradley                  60      Director

C. Rand Michaels                  64      Director

Garry Regan                       51      Director

     OMER YONEL was appointed Executive Vice President-Corporate Development of North Coast Energy, Inc. in January 1999; in May 1999 he was promoted to Chief Operating Officer and in October 1999 Mr. Yonel was promoted to Chief Executive Officer and appointed as a Director. In May 2001, he was appointed to the additional position of President. Prior to his election as an officer of North Coast Energy, Inc., Mr. Yonel was employed by n.v. NUON, the largest public utility in The Netherlands, and the parent of the Company's majority shareholder. Previous to his tenure at NUON, Mr. Yonel was a project manager for the construction of co-generation and power plants at Schelde Engineering & Contractors bv, a Netherlands company. Prior to his service with Schelde, Mr. Yonel held various project-engineering, management and sales positions at ABB Lummus, an Asea Brown Boveri subsidiary that provides engineering, management and consultancy services to global chemical, petrochemical, petroleum refining, oil and gas and other industries.

     Mr. Yonel holds a B.S. as well as a MSc. degree in Engineering from Delft University of Technology in The Netherlands. Additionally, Mr. Yonel has a certification of Project Management, is a certified Cost Engineer through the International Cost Engineering Council and holds several certifications from executive education programs and post-graduate programs, including Mergers & Acquisitions from Columbia University and Finance for Senior Executives from Harvard University. He is a member of the Ohio Oil and Gas Association and the Cleveland Engineering Society.

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

     THOMAS S. LIBERATORE was appointed to the position of Vice President of Exploration and Production in January 2001. He joined the company in March 2000 as a result of North Coast Energy's acquisition of Peake Energy, Inc. Mr. Liberatore served as the Vice President and General Manager of Peake Energy from 1993 through March 2000. He held a variety of positions with increasing responsibility at Peake Operating Company under the ownership of Presidio Oil Company of Denver, Colorado during the period 1981 through 1992. Mr. Liberatore started with Peake Operating Company as a petroleum geologist and served lastly as Operations Manager, Eastern Division. He holds a B.S. degree in Geology from West Virginia University. He is a past president and Board Member of The Independent Oil & Gas Association of West Virginia and is a member of the American Association of Petroleum Geologists.

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

                      COMMITTEES OF THE BOARD OF DIRECTORS

     The Audit Committee, of which Messrs. Michaels, Bradley and van der Horst are currently members, oversees the accounting functions of North Coast, including matters related to the appointment and activities of North Coast's auditors. The Audit Committee met once during the year ended March 31, 2001.

     On June 7, 2000, the Audit Committee approved a formal written Audit Committee Charter in response to changes in the Nasdaq listing standards that had been approved by the Securities and Exchange Commission (the "Commission") on December 14, 1999. Under the new rules companies were given six months in which to adopt a charter for the Audit Committee and were directed to publish the charter in a proxy statement once every three years. The action of the Audit Committee was ratified by the Board of Directors by unanimous written consent effective June 7, 2000, and a certification was filed with Nasdaq on June 13, 2000. The text of the charter was attached to the proxy statement mailed to Stockholders on September 15, 2000 in compliance with Nasdaq listing standards, and the Company has certified to Nasdaq that it is in compliance with the Audit committee structure and membership requirements and is published in compliance with the new standard. No action on the part of stockholders is required, and no action is being requested in connection with the adoption of the charter of the Audit Committee. The charter's adequacy will be reviewed by the Board of Directors on at least an annual basis.

     The Stock Option and Compensation Committee, of which Messrs. Bradley, Langenkamp and Kok are members, reviews and makes recommendations concerning the salaries of North Coast's executive officers, reviews and makes recommendations concerning the Company's stock option plan and stock bonus plan and administers North Coast's profit sharing plan. The Stock Option and Compensation Committee met once during the year ended March 31, 2001, and took action by unanimous written consent on two separate occasions.

     The Board of Directors of the Company held two meetings during the year ended March 31, 2001. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they served, except Mr. van der Horst who was unavailable for one Board of Directors meeting and for the Audit Committee's annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the annual and long-term compensation for the Company's Chief Executive Officer and two executives (the "Named Executive Officers") earning in excess of $100,000 for fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                               Compensation
                                                 Annual Compensation           ------------
                                                 --------------------            Number of
                                                                                 Securities      All Other
                                                                Other Annual     Underlying    Compensation
 Name and Principal Position     Year      Salary      Bonus    Compensation      Options           (1)
 ---------------------------     ----      ------      -----    ------------      -------           ---
 Omer Yonel                      2001      $179,233   $60,000        N/A           30,000          $23,638
    President and Chief          2000       109,550    20,000        N/A            5,000                0
    Executive Officer;           1999        0              0        N/A                                 0
 Director
 Garry Regan (2)                 2001       188,261    50,000        N/A                0            9,186
    Former President; Director   2000       178,623         0        N/A                0            8,183
                                 1999       178,050         0        N/A                0           10,694

     No Named Executive Officer received personal benefits or perquisites during fiscal year 2001 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) The items in the following table represent All Other Compensation received by Named Executive Officers and includes life insurance and other benefits under contractual agreements and amounts approved by the Board of
     Directors:

                                                          Profit Sharing &
        Name                     Year    Life Insurance        401(K)         Stock Award        Total
        ----                     ----    --------------        ------         -----------        -----
        Omer Yonel               2001         $1,185            $ 0             $20,300         $21,485

        Garry Regan              2001          1,850           7,336               0              9,186
                                 2000          1,850           6,333               0              8,183
                                 1999          1,850           8,844               0             10,694

(2) Garry Regan's employment agreement with North Coast expired on May 3, 2001 and was not renewed. Mr. Regan's term as a Director will expire on September 21, 2001 at the beginning of this year's Annual Meeting.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

          The following table summarizes options granted to Named Executive Officers during fiscal year 2001.


                                     Individual Grants
                                     -----------------                                    Potential realizable
                                                                                             value at assumed
                                                Percent of                                    annual rates of
                                 Number of         total                                        stock price
                                securities     options/SARs                                  appreciation for
                                underlying      granted to      Exercise                        option term
                                option/SARs    employees in     price per    Expiration         -----------
Name                   Year       granted       fiscal year       share         Date         5% (1)      10% (1)
-------------------- --------- -------------- ---------------- ------------ -------------- ---------- -----------
Omer Yonel             2001       30,000           100%           $3.47       10-5-2010     $65,460    $165,900
   President &         2000        5,000           46.7%          $4.38      10-18-2009      13,757      34,863
   CEO; Director

(1) The potential realizable value of the options, if any, granted in fiscal year 2001 and 2000 to the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value, as of October 5, 2010 and October 18, 2009, of Common Stock if the market value of Common Stock were to increase 5% or 10% in each year of the option's 10-year term, over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses that might be owed. The assumed market value at a 5% assumed annual appreciation rate over the 10-year term is $5.65 and $7.13 and such value at a 10% assumed annual appreciation rate over that term is $9.00 and $11.35 for 2001 and 2000, respectively. The 5% and 10% assumed appreciation rates are set forth in the Commission rules and no representation is made that the Common Stock will appreciate at these rates or at all.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

          The following table summarizes options exercised during fiscal 2001 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:


                                                       Number of Securities          Value of Unexercised
                                                      Underlying Unexercised       In-the-Money Options at
                                                    Options at Fiscal Year-End        June 30, 2001 (1)
                                                    --------------------------        -----------------
                    Shares Acquired      Value
Name                  on Exercise       Realized    Exercisable  Unexercisable   Exercisable   Unexercisable
----                  -----------       --------    -----------  -------------   -----------   -------------
Omer Yonel
   President &
   CEO; Director           0               $0         35,000           0           $31,850           $0


(1) Based upon the closing price of a share of Common Stock as reported on Nasdaq on June 30, 2001.

     EMPLOYMENT CONTRACTS. CONSULTING AGREEMENT WITH GARRY REGAN. In December 2000, the Company, NUON and Mr. Regan entered into an agreement (the "Consulting Agreement") pursuant to which Mr. Regan agreed to provide certain consulting services to the Company for a period of eighteen months following May 2, 2001, the expiration date of Mr. Regan's employment agreement with the Company. The Consulting Agreement provides that, during the term of the Consulting Agreement, Mr. Regan will receive monthly payment of $6,000, and that all reasonable business expenses incurred by Mr. Regan in the performance of his services under the Consulting Agreement will be reimbursed by the Company. Mr. Regan also agreed to certain nondisclosure, noncompetition and noninterference provisions, and each of the parties to the Consulting Agreement agreed to a mutual release and covenant not to sue.

     DIRECTORS FEES. During fiscal 1998, the Board of Directors voted to discontinue the payment of Directors fees to any member of the Board of Directors. However, the Board of Directors granted options to purchase 20,000 shares of Common Stock at $4.375 per share to Ralph L. Bradley during the year ending March 31, 1999. Similarly, the Board of Directors granted options to purchase 20,000 shares of Common Stock at $4.375 per share to C. Rand Michaels during the year ending March 31, 2000. Mr. Bradley's options are fully vested and two-thirds of Mr. Michaels' options are vested. The balance of Mr. Michaels options will expire upon his retirement from the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information with respect to the Common Stock, Series A Preferred Stock and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock" and, collectively with the Series A Preferred Stock, the "Preferred Stock") owned on June 30, 2001 by: (i) each person known by the Company to own beneficially more than 5% of the Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the current executive officers listed in the Summary Compensation Table included elsewhere in this Proxy Statement; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

                                       Common Stock
                                       ------------

          Nature and Address (1)                 Amount and Nature of           Percent
           of Beneficial Owner                   Beneficial Ownership           of Class
           -------------------                   --------------------           --------
NUON International Projects bv (1)                13,048,277 Shares              85.96%
Omer Yonel                                            35,000 Shares  (2)             *%
Carel W. J. Kok                                            0 Shares                  *%
Cok van der Horst                                          0 Shares                  *%
Ron L. Langenkamp                                          0 Shares                  *%
Ralph L. Bradley                                      30,000 Shares  (3)             *%
C. Rand Michaels                                      14,953 Shares  (4)             *%
Dale Stitt                                               500 Shares                  *%
Garry Regan                                          118,185 Shares                  *%
Thomas S. Liberatore                                       0 Shares                  *%
All Directors and executive officers as              198,638 Shares  (5)          1.30%
  a group (10 persons)

     *Less than one percent

(1) The address of NUON International Projects bv is Spaklerweg 20, 1096 BA Amsterdam, The Netherlands.

(2) Includes 35,000 shares of Common Stock that Mr. Yonel could acquire upon the exercise of immediately exercisable stock options that he holds.

(3) Includes 30,000 shares of Common Stock that Mr. Bradley could acquire upon the exercise of immediately exercisable stock options that he holds pursuant to grants of 20,000 options on April 1, 1998 and 30,000 options on October 5, 2000. A second and third tranche of the 30,000 options will vest on April 1, 2002 and April 1, 2003 respectively.

(4) Includes 13,333 shares of Common Stock that Mr. Michaels could acquire upon the exercise of immediately exercisable stock options that he holds pursuant to a grant of options to acquire 20,000 shares. A third tranche of options will vest in April 2002.

(5) Includes 78,333 shares of Common Stock that may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options or warrants.

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

     North Coast currently manages 21 Drilling Programs, and each Drilling Program has been conducted as a separate limited partnership with North Coast serving as managing general partner of each. North Coast contributes the drill sites to each Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of each Drilling Program. Drilling Programs raised $6.5 million during fiscal 2001, $5.2 million during fiscal 2000, and $3.5 million during fiscal 1999.

     Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by North Coast and are for administrative fees charged to the partnerships and to reimburse North Coast for amounts paid on behalf of the partnerships. Substantially all of North Coast's revenues, other than oil and gas production revenue, are generated from or as a result of the organization and management of oil and gas partnerships sponsored by North Coast. During the year ended March 31, 2001, North Coast acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $676,000.

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

     Effective March 14, 2000, the Stock Option and Compensation Committee, pursuant to authority delegated to it by the Board of Directors, unanimously approved the grant by the Company of a $96,000 loan to Mr. Omer Yonel, the Chief Executive Officer, to facilitate the down payment on the purchase of a home in the vicinity of the Company's headquarters and for related expenses. The loan will mature and the principal and interest thereon, compounded monthly at the Federal Fund's rate of 6.5% per annum, will be due in the form of a balloon payment payable on the earlier of (i) May 1, 2004 (the fifth anniversary of Mr. Yonel's employment with the Company), or (ii) one year after his employment with the Company ceases.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH COAST ENERGY, INC.


        By /s/ Omer Yonel                    President and Chief Executive Officer               July 27, 2001
----------------------------------
           Omer Yonel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                        TITLE                                    DATE
            ---------                                        -----                                    ----
                                              President, Chief Executive Officer                 July 27, 2001
         /s/ Omer Yonel                   and Director (principal executive officer)
----------------------------------
           Omer Yonel


                                             Chief Financial Officer and Secretary               July 27, 2001
        /s/ Dale E. Stitt                (principal accounting and financial officer)
----------------------------------
          Dale E. Stitt


                                              Chairman of the Board and Director                 July 27, 2001
----------------------------------
         Carel W. J. Kok


      /s/ Cok van der Horst                                Director                              July 27, 2001
----------------------------------
        Cok van der Horst


                                                           Director                              July 27, 2001
----------------------------------
        Ron L. Langenkamp


      /s/ Ralph L. Bradley                                 Director                              July 27, 2001
----------------------------------
        Ralph L. Bradley


      /s/ C. Rand Michaels                                 Director                              July 27, 2001
----------------------------------
        C. Rand Michaels


         /s/ Garry Regan                                   Director                              July 27, 2001
----------------------------------
           Garry Regan
