Form 10-Q
period 2001-06-30
NORTH COAST ENERGY INC / DE/
filed 2001-07-27
CIK 839950

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               Yes     . No     .
                                  -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                               Outstanding at July 27, 2001
--------------------------------                --------------------------------
  Common Stock, $.01 par value                            15,208,031

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                        Page No.
                                                                        --------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -                                               3
     June 30, 2001 (Unaudited) and March 31, 2001

Unaudited Consolidated Statements of Operations -                           5
     For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

Unaudited Consolidated Statements of Cash Flows -                           6
     For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

Unaudited Notes to Consolidated Financial Statements                        7

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 10


PART II - OTHER INFORMATION                                                15

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 2001 and March 31, 2001



ASSETS                                                            June 30,             March 31,
------                                                              2001                  2001
                                                                ------------          ------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and equivalents                                          $ 17,791,926          $ 18,288,814
  Accounts receivable                                              8,594,728             7,846,469
  Inventories                                                        306,724               307,195
  Prepaid drilling and other expenses                                668,742               161,819
                                                                ------------          ------------
    Total current assets                                          27,362,120            26,604,297

PROPERTY AND EQUIPMENT, at cost
  Land                                                               222,822               222,822
  Oil and gas properties (successful efforts)                    110,948,104           108,466,905
  Gathering systems                                               16,126,327            16,092,838
  Vehicles                                                         2,156,862             1,986,671
  Furniture and fixtures                                             694,772               659,103
  Building and improvements                                        1,847,463             1,847,463
                                                                ------------          ------------
                                                                 131,996,350           129,275,802
Less accumulated depreciation, depletion, amortization
  and impairment                                                  25,656,210            24,032,646
                                                                ------------          ------------
                                                                 106,340,140           105,243,156

OTHER ASSETS, net                                                  3,074,571             3,505,711











                                                                ------------          ------------
                                                                $136,776,831          $135,353,164
                                                                ============          ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 2001 and March 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY                                                             June 30,               March 31,
------------------------------------                                                               2001                    2001
                                                                                              -------------           ------------
                                                                                               (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                                           $     256,406           $    557,400
  Accounts payable                                                                                3,689,803              3,012,992
  Accrued expenses                                                                                6,136,879              6,081,521
  Advanced billings on uncompleted drilling contracts                                                    --                877,281
                                                                                              -------------           ------------
      Total current liabilities                                                                  10,083,088             10,529,194

LONG-TERM DEBT, net of current portion
  Affiliates                                                                                     10,000,000             10,000,000
  Non-affiliates                                                                                 57,143,961             57,166,626
                                                                                              -------------           ------------
                                                                                                 67,143,961             67,166,626

ACCRUED PLUGGING LIABILITY                                                                          638,877                638,877

DEFERRED INCOME TAXES                                                                             3,779,200              3,066,200

STOCKHOLDERS' EQUITY:
  Series A, 6% Noncumulative Convertible Preferred stock, par value $.01 per share; 563,270 shares authorized; 73,096 issued and outstanding (aggregate liquidation value
    of $730,960)                                                                                        731                    731
  Series B, Cumulative Convertible Preferred stock, par value $.01 per share;
    625,000 shares authorized, 232,864 issued and outstanding (aggregate liquidation
    value $2,328,640 plus dividends in arrears of $326,010)                                           2,329                  2,329
  Undesignated Serial Preferred stock, par value $.01 per share;
    811,730 shares authorized; none issued and outstanding                                               --                     --
  Common Stock, par value $.01 per share; 60,000,000 shares
    authorized; 15,208,031 issued and outstanding                                                   152,080                152,080
  Additional paid-in capital                                                                     50,213,422             50,213,422
  Accumulated other comprehensive income                                                           (295,000)                    --
  Retained earnings                                                                               5,058,143              3,583,705
                                                                                              -------------           ------------
      Total stockholders' equity                                                                 55,131,705             53,952,267
                                                                                              -------------           ------------

                                                                                              $ 136,776,831           $135,353,164
                                                                                              =============           ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended June 30, 2001 and 2000

                                  (Unaudited)


                                                        2001                  2000
                                                    ------------           -----------
REVENUE
  Oil and gas production                            $  7,613,929           $ 6,568,086
  Drilling revenues                                    1,175,720               671,840
  Well operating, gathering, and other                 2,423,455               856,090
                                                    ------------           -----------
                                                      11,213,104             8,096,016
COSTS AND EXPENSES
  Oil and gas production expenses                      2,196,366             2,423,571
  Drilling costs                                       1,185,830               652,459
  Well operating, gathering, and other                 1,558,295               334,385
  General and administrative expenses                    966,852               413,455
  Depreciation, depletion, amortization                1,912,918             1,877,000
                                                    ------------           -----------
                                                       7,820,261             5,700,870
                                                    ------------           -----------

INCOME FROM OPERATIONS                                 3,392,843             2,395,146

OTHER INCOME (EXPENSE)
  Interest income                                        179,872                87,989
  Interest expense                                    (1,327,061)           (2,077,030)
                                                    ------------           -----------
                                                      (1,147,189)           (1,989,041)
                                                    ------------           -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                     2,245,654               406,105

PROVISION FOR INCOME TAXES                               713,000                    --
                                                    ------------           -----------

 NET INCOME                                         $  1,532,654           $   406,105
                                                    ============           ===========

NET INCOME APPLICABLE TO
  COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $58,216
  for the three months ended June 30, 2001
  and 2000                                          $  1,474,438           $   347,889
                                                    ============           ===========

NET INCOME PER SHARE
(basic and diluted)                                 $       0.10           $      0.03
                                                    ============           ===========










                   The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                            2001                  2000
                                                                        ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  1,532,654           $   406,105
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                           1,912,918             1,877,000
        Deferred liability                                                        --                  (153)
        Deferred income taxes                                                713,000                    --
        Change in:
          Accounts receivable                                               (748,259)           (4,788,733)
          Inventories and other current assets                              (346,452)             (293,445)
          Other assets, net                                                  142,071                10,636
          Accounts payable and accrued expenses                              276,884             3,093,208
          Billings in excess of costs on uncompleted contracts              (877,281)             (568,056)
                                                                        ------------           -----------
            Total adjustments                                              1,072,881              (669,543)
                                                                        ------------           -----------
            Net cash provided (used) by operating activities               2,605,535              (263,438)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                     (2,720,548)             (556,211)
                                                                        ------------           -----------
            Net cash used by investing activities                         (2,720,548)             (556,211)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving credit facility                                      --             3,000,000
  Repayment of long term debt                                               (323,659)              (30,487)
  Distributions and dividends                                                (58,216)              (58,216)
                                                                        ------------           -----------
            Net cash provided (used) by financing activities                (381,875)            2,911,297

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 (496,888)            2,091,648

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                               18,288,814             6,206,686
                                                                        ------------           -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $ 17,791,926           $ 8,298,334
                                                                        ============           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                            $  1,315,678           $   370,861
    Income taxes                                                                  --                    --





                   The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 1.  Summary of Accounting Policies

         A.     General

                The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                The balance sheet at March 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         B.     Per Share Amounts

                The average number of shares used in computing basic and diluted net income per share was 15,208,031 and 11,612,893 and 15,249,444 and 11,646,517 for the three months ended June 30, 2001 and 2000, respectively.

         C.     Reclassifications

                Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2.  Commitment and Contingencies

         The Company and a commercial bank have issued standby letters of credit that provide a guarantee of $25,000 in lieu of surety bonds to ensure performance of obligations or compliance with state oil and gas regulations.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 3.  Preferred Dividends

         The Company paid a dividend of $58,216 on the Cumulative Convertible Series B Preferred Stock during the three months ended June 30, 2001 and 2000. Cumulative dividends in arrears on the Cumulative Convertible Series B Preferred Stock are $326,010 at June 30, 2001.

Note 4.  Hedge

         The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. Effective with May 2000 production, the Company entered into a natural gas hedge to lessen exposure to changes in natural gas prices that may affect a portion of its net production contracted to one large industrial customer. The hedge involves the use of a financial swap and fixes the Company's price at $3.51 per Mcf on approximately 5,000 Mcf per day through December 2001. Gains or losses on the hedge relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. As a result of this arrangement, the Company recognized a decrease in oil and gas revenue of $838,000 for the period ended June 30, 2001. As part of the financial instrument, NCE has supplied letters of credit totaling $1.95 million to the purchaser of the Company's financial hedge as collateral for its mark to market exposure. Subsequent to March 31, 2001, the Company entered into a costless collar arrangement that establishes a floor and ceiling price ($4.10 and $5.30 per Mcf, respectively) for approximately 4,000 Mcf per day through March 31, 2002. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at June 30, 2001:


                                         Financial Hedges                  Fixed Price Contracts
                                 --------------------------------------   --------------------------
                                                             Estimated                    Estimated
                                                  NYMEX       Wellhead                     Wellhead
Quarter Ending                        MMcf        Price        Price            MMcf        Price
-----------------------------------------------------------------------   --------------------------
September 30, 2001                     727        $4.10        $3.99           1,093        $3.39
December 31, 2001                      727         4.30         3.99             954         3.32
March 31, 2002                         327         4.39         4.50             507         3.09
June 30, 2002                           --           --           --             507         3.09
September 30, 2002                      --           --           --             507         3.09
December 31, 2002                       --           --           --             507         3.09




Note 5.  Accounting Standards

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

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


         The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness will be charged to earnings. The Company believes that any ineffectiveness of its hedges will be immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. During the three months ended June 30, 2001, natural gas prices decreased and as a result, the liability at June 30, 2001, was reduced to $455,000, deferred tax assets were reduced to $160,000 and accumulated comprehensive income was reduced to $295,000.

Note 6.  Other Comprehensive Income

         Other comprehensive income consists of net income and the change in the mark-to-market amount of the Company's hedges, net of deferred taxes, as follows:


                Net Income                                          $ 1,532,654
                Change in mark-to-market hedge liability
                  net of deferred taxes                               1,805,000
                                                                    -----------
                Comprehensive Income                                $ 3,337,654
                                                                    ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Coast Energy, Inc., a Delaware corporation ("NCE" or the "Company"), is an affiliate of nv NUON ("NUON"), a limited liability company organized under the laws of the Netherlands. NCE and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties, owned by the Company or in conjunction with joint ventures or partnerships sponsored and managed by the Company. NCE derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering and gas marketing services it provides for third parties.

         The following table is a review of the results of operations of the Company for the three months ended June 30, 2001 and 2000. All items in the table are calculated as a percentage of total revenues.

                                               2001          2000
                                               ----          ----
Revenues:
  Oil and gas production                        68%           81%
  Drilling revenues                             10%            8%
  Well operating, gathering, and other          22%           11%
                                               ----          ----
    Total Revenues                             100%          100%
                                               ----          ----

Costs and expenses:
  Oil and gas production expenses               20%           30%
  Drilling costs                                11%            8%
  Well operating, gathering, and other          14%            4%
  General and administrative                     8%            5%
  Depreciation, depletion, amortization
   impairment and other                          17%           23%
  Interest expense                              10%           25%
                                               ----          ----
    Total Expenses                              80%           95%
                                               ----          ----

      Subtotal                                  20%            5%

Provision for income taxes                       6%            0%

                                               ----          ----
Net Income                                      14%            5%
                                               ====          ====



         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended June 30, 2001 and 2000. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO JUNE 30, 2000

REVENUES

         Oil and gas revenues increased $1,045,843 (16%) to $7,613,929 for the three months ended June 30, 2001, from $6,568,086 for the three months ended June 30, 2000. The increase in oil and gas revenues reflects slightly lower volumes of gas and oil production more than offset by higher prices received for natural gas. The Company's production volumes for the three months ended June 30, 2001 were 2,108,150 MCFE (MCF equivalents) of natural gas compared to 2,218,837 MCFE for the three months ended June 30, 2000. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $3.61 and $2.96 per MCFE for oil and natural gas sold for the three months ended June 30, 2001 and 2000, respectively.

         Well operating, gathering and other revenue increased $1,567,365 (183%) to $2,423,455 for the three months ended June 30, 2001, compared to $856,090 for the three months ended June 30, 2000. This increase results from higher natural gas gathering revenue (due to higher prices), higher operating fees charged to third parties and higher gas marketing revenues.

         Drilling revenues increased $503,880 (75%) to $1,175,720 for the three months ended June 30, 2001, compared to $671,840 for the three months ended June 30, 2000. This increase results from a larger number of wells drilled and completed in 2001.

EXPENSES

         Oil and gas production expenses decreased $227,205 (9%) to $2,196,366 for the three months ended June 30, 2001, from $2,423,571 for the three months ended June 30, 2000, reflecting efficiencies from the successful integration of Peake Energy, Inc. ("Peake Energy") acquired in March 2000. Peake Energy later changed its name to North Coast Energy Eastern, Inc.

         Drilling costs increased $533,371 (82%) to $1,185,830 for the three months ended June 30, 2001, compared to $652,459 at June 30, 2000, reflecting the higher costs and a larger number of wells drilled and completed.

         Well operating, gathering, and other increased $1,223,910 (366%) for the three months ended June 30, 2001 to $1,558,295, from $334,385 at June 30, 2000, primarily as a result of increased costs of gas marketed, a higher number of wells operated and greater amounts of gas gathered.

         General and administrative expenses increased $553,397 (134%) to $966,852 for the three months ended June 30, 2001, from $413,455 for the three months ended June 30, 2000. The increase in G&A expense primarily reflects the company's post acquisition integration of Peake Energy, which more than doubled oil and natural gas reserves, a portion of the costs associated with the business process reengineering activities with business consultants and the implementation of a new computer system. The increase in general and administrative expense also reflects a reduction of administrative cost reimbursements from nine of the Company's 31 Limited Partnerships which were terminated on December 31, 2000.

         The increase in depreciation, depletion, amortization (DD&A) of $35,918 to $1,912,918 for the three months ended June 30, 2001, from $1,877,000 for the three months ended June 30, 2000, reflects the higher costs of recently drilled wells.

         For the three months ended June 30, 2001 net interest expense decreased $841,852 to $1,147,189 compared to $1,989,041 for the three months ended June 30, 2000. The decrease reflects lower amounts outstanding, lower interest rates on the Company's long-term debt and higher interest income resulting from larger amounts invested in 2001 compared to 2000.

         Net income for the three months ended June 30, 2001 increased $1,126,549 to $1,532,654 ($.10/share) from net income of $406,105 ($.03/share)
for the three months ended June 30, 2000 primarily reflecting higher prices received as well as increases in other areas of income attributable to the Company's drilling and operating activities. The Company's diluted net income attributable to common stock was $1,474,438 ($.10/share) for the three months ended June 30, 2001, compared to $347,889 ($.03/share) for the three months ended June 30, 2000, reflecting dividends declared and earned on the Company's Series B Cumulative Preferred Stock.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have decreased as a result of continued production quotas by members of OPEC, which has maintained the available supply of crude oil to world markets. Natural gas prices have increased during the three months ended June 30, 2001, compared to the natural gas prices for the three months ended June 30, 2000. These increases in price are attributed to lower storage supplies entering the winter of 2000/2001, lower natural gas production and higher natural gas demand for power generation in the United States. As a result of these market forces, the Company received an average price of $23.18 per barrel of oil for the three months ended June 30, 2001 compared to $26.93 for the three months ended June 30, 2000. The Company received an average price after recognition of a portion of the wellhead price in gas gathering and other revenues of $3.59 per MCF for its natural gas for the three months ended June 30, 2001, compared to $2.84 for the three months ended June 30, 2000.

         Prices received for oil and gas sold have declined during the three months ended June 30, 2001, from unusually high prices during the winter of 2000/2001. The Company can not predict the duration of the current strength of oil and gas markets and prices, as those forces noted above as well as other variables may change.

         Currently, the Company sells natural gas under fixed and variable priced contracts, on the spot market and through a fixed price commodity hedge. The Company has positioned itself to take advantage of current market conditions by fixing its gas contracts at prices substantially higher than were received in recent years while keeping an increasing portion of its natural gas production available for sale at current market prices. Additionally, the Company continues to acquire and construct new pipeline systems to gather natural gas from the Company wells and for third parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $17,279,032 at June 30, 2001, compared to $16,075,103 at March 31, 2001. The increase of $1,203,929 in working capital at June 30, 2001 reflects the cash flow from operations offset by cash used in financing activities and capital expenditures during the period.

The following table summarizes the Company's financial position at June 30, 2001 and March 31, 2001:

(Amounts in thousands)                                   June 30, 2001                  March 31, 2001
                                                      Amount            %            Amount            %
                                                     --------          ---          --------          ---
Working Capital                                      $ 17,279           14          $ 16,075           13
Property and equipment (net)                          106,340           84           105,243           84
Other                                                   3,075            2             3,506            3
                                                     --------          ---          --------          ---
  Total                                              $126,694          100          $124,824          100
                                                     ========          ===          ========          ===

Long-term debt                                       $ 67,144           53          $ 67,167           54
Deferred income taxes and other liabilities             4,418            3             3,705            3
Stockholders' equity                                   55,132           44            53,952           43
                                                     --------          ---          --------          ---
  Total                                              $126,694          100          $124,824          100
                                                     ========          ===          ========          ===



The oil and gas exploration and development activities of NCE historically have been financed through the Drilling Programs, internally generated funds, and from bank and equity financing.

The following table summarizes the Company's Statements of Cash Flows for the three months ended June 30, 2001 and 2000:

         (Amounts in thousands)
                                                                    2001              2000
                                                                   -------           -------
         Net cash provided (used) by operating activities          $ 2,606           $  (263)
         Net cash used by investing activities                      (2,721)             (556)
         Net cash provided (used) by financing activities             (382)            2,911
                                                                   -------           -------

         Increase (decrease) in cash and equivalents               $  (497)          $ 2,092
                                                                   =======           =======


         As the above table indicates, the Company's cash provided by operating activities was $2,605,535 for the three months ended June 30, 2001, compared to a use of cash of $263,438 for the three months ended June 30, 2000. This increase reflects the added cash flow that was generated by the Company's integration of Peake Energy and activities associated with its 2000 drilling program. Net income increased by $1,126,549, and depreciation, depletion, and amortization increased by $35,918. The increased activity also caused an increase in working capital of $1,203,929 and a decrease in cash of $496,888.

         Net cash used for investing activities was $2,720,548 for the three months ended June 30, 2001, compared to $556,211 for the three months ended June 30, 2000.

         Net cash used in financing activities was $381,875 for the three months ended June 30, 2001, compared to a source of $2,911,297 for the three months ended June 30, 2000.

         At June 30, 2001, the company has $8,000,000 available on its revolving line of credit and cash balances totaling $17,791,926. The Company believes that its cash, cash flow from operations and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

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

         The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness will be charged to earnings. The Company believes that any ineffectiveness of its hedges will be immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. During the three months ended June 30, 2001, natural gas prices decreased and as a result, the liability at June 30, 2001 was reduced to $455,000, deferred tax assets were reduced to $160,000 and accumulated other comprehensive income was reduced to $295,000.

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

           a.)    Exhibits

                  None

           b)     Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORTH COAST ENERGY, INC.



July 27, 2001                  /s/ Omer Yonel
                               -------------------------------------------------
                                 Omer Yonel
                                 President, Chief Executive Officer and Director


                               NORTH COAST ENERGY, INC.



July 27, 2001                  /s/ Dale E. Stitt
                               -------------------------------------------------
                                 Dale E. Stitt
                                 Chief Financial Officer and
                                 Principal Accounting Officer