Form 10-Q
period 2001-09-30
NORTH COAST ENERGY INC / DE/
filed 2001-10-31
CIK 839950

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           ---         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                    Yes           .   No          .
                                        ------          ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                       Outstanding at October 30, 2001
----------------------------------------  --------------------------------------
     Common Stock, $.01 par value                      15,208,031

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                                                 Page No.
                                                                                                 -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -                                                                       3
     September 30, 2001 (Unaudited) and March 31, 2001

Unaudited Consolidated Statements of Income -                                                       5
     For the Three and Six Months Ended September 30, 2001 and 2000

Unaudited Consolidated Statements of Cash Flows -                                                   6
     For the Six Months Ended September 30, 2001 and 2000

Unaudited Notes to Consolidated Financial Statements                                                7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                            10


PART II - OTHER INFORMATION                                                                        17

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 2001 and March 31, 2001


ASSETS                                                                    September 30,            March 31,
------                                                                         2001                   2001
                                                                       --------------------  ---------------------
                                                                           (Unaudited)
CURRENT ASSETS
  Cash and equivalents                                                     $ 19,902,495             $ 18,288,814
  Accounts receivable                                                         6,574,759                7,846,469
  Inventories                                                                   280,705                  307,195
  Prepaid drilling and other expenses                                           477,963                  161,819
                                                                           ------------             ------------
     Total current assets                                                    27,235,922               26,604,297

PROPERTY AND EQUIPMENT, at cost
  Land                                                                          222,822                  222,822
  Oil and gas properties (successful efforts)                               113,303,815              108,466,905
  Gathering systems                                                          16,259,539               16,092,838
  Vehicles                                                                    2,198,091                1,986,671
  Furniture and fixtures                                                        722,271                  659,103
  Building and improvements                                                   1,847,463                1,847,463
                                                                           ------------             ------------
                                                                            134,554,001              129,275,802
Less accumulated depreciation, depletion, amortization
  and impairment                                                             27,547,469               24,032,646
                                                                           ------------             ------------
                                                                            107,006,532              105,243,156

OTHER ASSETS, net                                                             2,627,555                3,505,711














                                                                           ------------             ------------
                                                                           $136,870,009             $135,353,164
                                                                           ============             ============



     The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and March 31, 2001




LIABILITIES AND STOCKHOLDERS' EQUITY                                             September 30,             March 31,
-----------------------------------------------------------------------------        2001                     2001
                                                                               ----------------          ---------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                                $       --             $    557,400
  Accounts payable                                                                    3,213,771              3,012,992
  Accrued expenses                                                                    4,094,691              6,081,521
  Advanced billings on uncompleted drilling contracts                                      --                  877,281
                                                                                   ------------           ------------
      Total current liabilities                                                       7,308,462             10,529,194

LONG-TERM DEBT, net of current portion
  Affiliates                                                                         10,000,000             10,000,000
  Non-affiliates                                                                     57,000,000             57,166,626
                                                                                   ------------           ------------
                                                                                     67,000,000             67,166,626

ACCRUED PLUGGING LIABILITY                                                              531,432                638,877

DEFERRED INCOME TAXES                                                                 4,646,809              3,066,200

STOCKHOLDERS' EQUITY:
  Series A, 6% Noncumulative Convertible Preferred stock,
    par value $.01 per share; 563,270 shares authorized;
    73,096 issued and outstanding (aggregate liquidation
    value of $730,960)                                                                      731                    731
  Series B, Cumulative Convertible Preferred stock, par value
    $.01 per share; 625,000 shares authorized; 232,864 issued
    and outstanding (aggregate liquidation value $2,328,640
    plus dividends in arrears of $326,010)                                                2,329                  2,329
  Undesignated Serial Preferred stock, par value $.01 per share;
    811,730 shares authorized; none issued and outstanding                                 --                     --
  Common Stock, par value $.01 per share; 60,000,000 shares
    authorized; 15,208,031 issued and outstanding                                       152,080                152,080
  Additional paid-in capital                                                         50,213,422             50,213,422
  Accumulated other comprehensive income                                                126,113                   --
  Retained earnings                                                                   6,888,631              3,583,705
                                                                                   ------------           ------------
      Total stockholders' equity                                                     57,383,306             53,952,267
                                                                                   ------------           ------------

                                                                                   $136,870,009           $135,353,164
                                                                                   ============           ============





      The accompanying notes are an integral part of these consolidated financial statements.

                                NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                            For the Periods Ended September 30, 2001 and 2000
                                               (Unaudited)



                                                      Three Months Ended September 30,        Six Months Ended September 30,
                                                    -----------------------------------    ------------------------------------
                                                            2001                2000              2001               2000
                                                    -----------------------------------    ------------------------------------
 REVENUE
  Oil and gas production                               $  7,936,738       $  7,576,947       $ 15,550,667       $ 14,145,032
  Drilling revenues                                            --                 --            1,175,720            671,840
  Well operating, gathering, and other                    2,407,922          2,428,986          4,831,377          4,361,877
                                                      ----------------------------------   ----------------------------------
                                                         10,344,660         10,005,933         21,557,764         19,178,749
COSTS AND EXPENSES
  Oil and gas production expenses                         2,212,148          2,833,243          4,454,767          5,015,495
  Drilling costs                                            164,088            322,559          1,349,918            975,018
  Well operating, gathering, and other                    1,389,814          1,157,713          2,949,201          2,382,917
  General and administrative expenses                       906,733            593,167          1,826,240          1,171,623
  Depreciation, depletion, amortization                   2,182,905          2,520,261          4,095,823          4,659,561
                                                      ----------------------------------   ----------------------------------
                                                          6,855,688          7,426,943         14,675,949         14,204,614
                                                      ----------------------------------   ----------------------------------

INCOME FROM OPERATIONS                                    3,488,972          2,578,990          6,881,815          4,974,135

OTHER INCOME (EXPENSE)
  Interest income                                           138,300            221,482            318,172            309,470
  Interest expense                                         (938,866)        (1,438,357)        (2,265,927)        (3,515,386)
                                                      ----------------------------------   ----------------------------------
                                                           (800,566)        (1,216,875)        (1,947,755)        (3,205,916)
                                                      ----------------------------------   ----------------------------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                        2,688,406          1,362,115          4,934,060          1,768,219

PROVISION FOR INCOME TAXES                                  799,702            349,400          1,512,702            349,400
                                                      ----------------------------------   ----------------------------------

NET INCOME                                             $  1,888,704       $  1,012,715       $  3,421,358       $  1,418,819
                                                      ==================================   ==================================

NET INCOME APPLICABLE TO
  COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $58,216 for
  the three months ended September 30, 2001 and
  2000 and $116,432 for the six months ended
  September 30, 2001 and 2000                          $  1,830,488       $    954,499       $  3,304,926       $  1,302,387
                                                      ==================================   ==================================

NET INCOME PER SHARE
(basic and diluted)                                    $       0.12       $       0.06       $       0.22       $       0.10
                                                      ==================================   ==================================


                                NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the six months ended September 30, 2001 and 2000
                                                (Unaudited)



                                                                                         2001                2000
                                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $  3,421,358        $  1,418,819
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                                        4,095,823           4,659,561
        Deferred liability                                                               (107,445)               --
        Deferred income taxes                                                           1,512,702             349,400
        Change in:
            Accounts receivable                                                         1,465,730           2,023,771
            Inventories and other current assets                                         (289,654)           (306,548)
            Other assets, net                                                             300,020             203,930
            Accounts payable and accrued expenses                                      (1,786,051)          1,150,469
            Billings in excess of costs on uncompleted contracts                         (877,281)           (568,056)
                                                                                     ------------        ------------
                 Total adjustments                                                      4,313,844           7,512,527
                                                                                     ------------        ------------
                 Net cash provided by operating activities                              7,735,202           8,931,346

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                  (5,281,063)         (1,345,067)
                                                                                     ------------        ------------
                 Net cash used by investing activities                                 (5,281,063)         (1,345,067)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under credit agreements                                                         --            63,000,000
  Repayment of long term debt - Affiliate                                                    --           (38,500,000)
  Repayment of long term debt                                                            (724,026)        (23,055,204)
  Distributions and dividends                                                            (116,432)           (116,432)
                                                                                     ------------        ------------
                 Net cash (used) provided by financing activities                        (840,458)          1,328,364

INCREASE  IN CASH AND EQUIVALENTS                                                       1,613,681           8,914,643

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            18,288,814           6,206,686
                                                                                     ------------        ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                $ 19,902,495        $ 15,121,329
                                                                                     ============        ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                         $  2,832,465        $  3,280,936
    Income taxes                                                                             --                  --

Supplemental disclosure of noncash investing and financing activities:
  Note payable - affiliate exchanged for common stock                                $       --          $ 24,000,000


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

    B.   Per Share Amounts

         The average number of shares used in computing basic (diluted) net income per share was 15,208,031 (15,244,894) and 15,199,706
         (15,233,330) for the three months ended September 30, 2001 and 2000, respectively and 15,208,031 (15,247,087) and 13,406,299 (13,439,924)
         for the six months ended September 30, 2001 and 2000, respectively.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 3.  Preferred Dividends

         The Company paid a dividend of $116,432 on the Cumulative Convertible Series B Preferred Stock during the six months ended September 30, 2001 and 2000. Cumulative dividends in arrears on the Cumulative Convertible Series B Preferred Stock are $326,010 at September 30, 2001.

Note 4.  Hedge

         The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. Effective with May 2000 production, the Company entered into a natural gas hedge to lessen exposure to changes in natural gas prices that may affect a portion of its net production contracted to one large industrial customer. The hedge involves the use of a financial swap and fixes the Company's price at $3.51 per Mcf on approximately 5,000 Mcf per day through December 2001. Gains or losses on the hedge relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. As a result of this arrangement, the Company recognized a decrease in oil and gas revenue of $2,950 and $636,100 for the three months ended September 30, 2001 and 2000 respectively and $841,300 and $889,000 for the six months ended September 30, 2001 and 2000 respectively. In May 2001, the Company entered into a costless collar arrangement that establishes a floor and ceiling price ($4.10 and $5.30 per Mcf, respectively) for approximately 4,000 Mcf per day through March 31, 2002. As a result of this arrangement, the Company recognized an increase in oil and gas revenue of $342,000 for the three and six months ended September 30, 2001, respectively. The Company also entered into a costless collar arrangement covering approximately 3,200 Mcf per day from November 1, 2002 through March 31, 2003. The ceiling and floor prices under this arrangement are $3.90 and $3.45 per Mcf respectively. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at September 30, 2001:


                                                      Financial Hedges                 Fixed Price Contracts
                                           --------------------------------------   ---------------------------
                                                                    Estimated                     Estimated
                                                         NYMEX      Wellhead                      Wellhead
          Quarter Ending                     MMcf        Price        Price            MMcf        Price
          -----------------------------------------------------------------------   ---------------------------

          December 31, 2001                    750        2.23         3.99             630          3.54
          March 31, 2002                       351        2.82         4.50             527          3.55
          June 30, 2002                         -            -            -             491          3.42
          September 30, 2002                    -            -            -             354          3.43
          December 31, 2002                    196        3.11         3.28             374          3.33
          March 31, 2003                       294        3.30         3.38             369          3.33

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Accounting Standards (continued)

         The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness will be charged to earnings. The Company believes that any ineffectiveness of its hedges will be immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. During the six months ended September 30, 2001, natural gas prices decreased and as a result, the liability has been eliminated along with the deferred tax asset and a mark to market asset of $194,000 and a deferred tax liability of $68,000 have been recorded at September 30, 2001. As a result, accumulated other comprehensive income at September 30, 2001 was $126,000.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets, which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the impact of these four SFAS will have a significant impact on its financial position and results of operations.

Note 6.  Comprehensive Income

         Comprehensive income consists of net income and the change in the mark-to-market amount of the Company's hedges, net of deferred taxes, as follows:


                                                                    Three Months Ended         Six Months Ended
                                                                    September 30, 2001       September 30, 2001
                                                                   ---------------------------------------------
           Net Income                                              $    1,888,704             $       3,421,358
           Change in mark-to-market hedge liability
              and asset, net of deferred taxes                            421,000                     2,226,000
                                                                   --------------------------------------------
           Comprehensive Income                                    $    2,309,704             $       5,647,358
                                                                   ============================================

                                       9

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

         The following table is a review of the results of operations of the Company for the three and six-month periods ended September 30, 2001 and 2000. All items in the table are calculated as a percentage of total revenues.

                                                     Three Months ended                Six Months ended
                                                       September 30,                    September 30,
                                                 ---------------------------     -----------------------------
                                                        2001           2000               2001           2000
                                                 ---------------------------     -------------- --------------
Revenues:
   Oil and gas production                                77%            76%                72%            73%
   Drilling revenues                                      0%             0%                 5%             3%
   Well operating, gathering, and other                  23%            24%                23%            24%
                                                 ------------ --------------       ------------    -----------
        Total Revenues                                  100%           100%               100%           100%
                                                 ------------ --------------       ------------    -----------

Costs and expenses:
   Oil and gas production expenses                       21%            28%                21%            26%
   Drilling costs                                         2%             3%                 6%             5%
   Well operating, gathering, and other                  13%            12%                14%            12%
   General and administrative                             9%             6%                 8%             7%
   Depreciation, depletion, amortization
      impairment and other                               21%            25%                19%            24%
   Interest expense                                       8%            12%                 9%            17%
                                                 ------------ --------------       ------------ --------------
        Total Expenses                                   74%            86%                77%            91%
                                                 ------------ --------------       ------------ --------------
          Income before taxes                            26%            14%                23%             9%
Provision for income taxes                                8%             4%                 7%             2%
                                                 ------------ --------------     -------------- --------------
Net Income                                               18%            10%                16%             7%
                                                 ============ ==============     ============== ==============


         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended September 30, 2001 and 2000. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2000

REVENUES

         Oil and gas revenues increased $359,791 (5%) to $7,936,738 for the three months ended September 30, 2001, from $7,576,947 for the three months ended September 30, 2000. The increase in oil and gas revenues reflects higher volumes of gas and oil production partially offset by lower prices received for natural gas. The Company's production volumes for the three months ended September 30, 2001 were 2,425,822 MCFE of natural gas compared to 2,193,100 per one thousand cubic feet of gas equivalent (MCFE) for the three months ended September 30, 2000. The Company received an average price of $3.27 and $3.45 per MCFE for oil and natural gas sold for the three months ended September 30, 2001 and 2000, respectively.

         Well operating, gathering and other revenue decreased $21,064 (1%) to $2,407,922 for the three months ended September 30, 2001, compared to $2,428,986 for the three months ended September 30, 2000. This decrease results from lower natural gas gathering revenue (due to lower prices), and lower gas marketing revenues.

EXPENSES

         Oil and gas production expenses decreased $621,095 (22%) to $2,212,148 for the three months ended September 30, 2001, from $2,833,243 for the three months ended September 30, 2000, reflecting efficiencies from the successful integration of Peake Energy, Inc. ("Peake Energy") acquired in March 2000 and operating efficiencies from capital expenditures. Peake Energy later changed its name to North Coast Energy Eastern, Inc.

         Drilling costs decreased $158,471 (49%) to $164,088 for the three months ended September 30, 2001, compared to $322,559 at September 30, 2000, reflecting lower drilling activity in this 2001 period.

         Well operating, gathering, and other increased $232,101 (20%) for the three months ended September 30, 2001 to $1,389,814, from $1,157,713 at September 30, 2000, primarily as a result of increased costs of gas marketed, a higher number of wells operated and greater amounts of gas gathered.

         General and administrative expenses increased $313,566 (53%) to $906,733 for the three months ended September 30, 2001, from $593,167 for the three months ended September 30, 2000. The increase primarily reflects higher staffing levels, provision for the Company's incentive compensation plan and the implementation of a new computer system. The increase in general and administrative expense also reflects a reduction of administrative cost reimbursements from nine of the Company's 31 Limited Partnerships, which were terminated on December 31, 2000.

         The decrease in depreciation, depletion, and amortization of $337,356 to $2,182,905 for the three months ended September 30, 2001, from $2,520,261 for the three months ended September 30, 2000, results from a larger reserve base in 2001 compared to 2000.

         For the three months ended September 30, 2001 net interest expense decreased $416,309 to $800,566 from $1,216,875 for the three months ended September 30, 2000. The decrease reflects lower amounts outstanding and lower interest rates on the Company's long-term debt, partially offset by lower interest income in 2001 compared to 2000.

         The provision for income taxes increased $450,302 (129%) to $799,702 for the three months ended September 30, 2001 from $349,400 for the three months ended September 30, 2000. The increase reflects the provision required at the Company's current level of earnings.

         Net income for the three months ended September 30, 2001 increased $875,989 to $1,888,704 from net income of $1,012,715 for the three months ended September 30, 2000 primarily reflecting higher production volume and lower net costs as discussed above offset by a higher provision for income taxes.

The Company's diluted net income attributable to common stock was $1,830,488 ($.12/share) for the three months ended September 30, 2001, compared to $954,499 ($.06/share) for the three months ended September 30, 2000, reflecting dividends declared on the Company's Series B Cumulative Preferred Stock.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2000.

REVENUES

         Oil and gas revenues increased $1,405,635 (10%) to $15,550,667 for the six months ended September 30, 2001, compared to oil and gas revenues of $14,145,032 for the six months ended September 30, 2000. The increase in oil and gas revenues reflects increased production resulting from the Company's successful exploration and developmental drilling program and the higher natural gas and oil prices that the Company has received for natural gas and oil. For the six months ended September 30, 2001, the Company's production volumes increased 122,035 MCFE to 4,533,972 MCFE compared to 4,411,937 MCFE for the six months ended September 30, 2000. The Company received an average price of $3.43 and $3.21 per MCFE for the six months ended September 30, 2001 and 2000, respectively,

         The Company recognized drilling revenues of $1,175,720 and $671,840 for the six months ended September 30, 2001 and 2000 respectively. The revenues relate to seven and four wells, which were in progress on March 31, 2001, and 2000 respectively.

         Well operating, gathering and other revenue increased $469,500 (11%) to $4,831,377 for the six months ended September 30, 2001, compared to $4,361,877 for the six months ended September 30, 2000. This increase results from the increase in the number of wells the Company receives third party operating revenues from and the additional volume of natural gas transported for third parties.

EXPENSES

         For the six months ended September 30, 2001, oil and gas production expenses decreased $560,728 (11%) to $4,454,767 from $5,015,495 for the six months ended September 30, 2000 reflecting the Company's efforts to reduce overhead costs and the impact of capital expenditures made to improve efficiency.

         Drilling expenses increased $374,900 (38%) to $1,349,918 for the six months ended September 30, 2001 from $975,018 for the six months ended September 30, 2000 due to completing seven wells in the six months ended September 30, 2001 verses four wells in the comparable period in 2000 coupled with higher costs in 2001.

         Well operating, gathering and other costs increased $566,284 (24%) to $2,949,201 for the six months ended September 30, 2001 from $2,382,917 for the six months ended September 30, 2000 as a result of the increase in number of wells operated for third parties through the Company's partnership and acquisition activities.

         General and administrative expenses increased $654,617 (56%) to $1,826,240 for the six months ended September 30, 2001 from $1,171,623 for the six months ended September 30, 2000 primarily reflecting a strengthening of the corporate staff, the realignment of personnel to profit centers, and provision for the Company's incentive program coupled with a decrease in administrative fee reimbursement from fewer partnerships in the six months ended September 30, 2001 compared to 2000.

         Depreciation, depletion, and amortization, decreased $563,738 (12%) to $4,095,823 for the six months ended September 30, 2001, from $4,659,561 for the six months ended September 30, 2000. This decrease results primarily from increased reserves at March 31, 2001 compared to 2000.

         Interest expense (net) decreased $1,258,161 (39%) to $1,947,755 for the six months ended September 30, 2001 from $3,205,916 for the six months ended September 30, 2000. The decrease reflects lower borrowing levels combined with lower rates in 2001.

         The provision for income taxes increased $1,163,302 (333%) to $1,512,702 for the six months ended September 30, 2001 from $349,400 for the six months ended September 30, 2000. The increase reflects the provision required at the Company's current level of earnings.

         Net income for the six months ended September 30, 2001 increased $2,002,539 to $3,421,358 from $1,418,819 for the six months ended September 30, 2000. The increase in net income reflects the increase in production combined with an increase in natural gas and oil prices as well as a net reduction in expenses offset by an increased provision for income tax. The Company's net income attributable to common stock was $3,304,926 ($ .22 per share) for the six months ended September 30, 2001 compared to $1,302,387 ($ .10 per share) for the six months ended September 30, 2000.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation and acts of terrorism committed against the United States. Oil prices have decreased as a result of continued production quotas by members of OPEC, which has maintained the available supply of crude oil to world markets. Natural gas prices have decreased during the three months ended September 30, 2001, compared to the natural gas prices for the three months ended September 30, 2000. These decreases in price are attributed to higher storage supplies. As a result of these market forces, the Company received an average price of $3.27 MCFE after recognition of a portion of the wellhead price as gas gathering and other revenues, for gas sold in the three months ended September 30, 2001 compared to $3.45 MCFE for the comparable period of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $19,927,460 at September 30, 2001, compared to $16,075,103 at March 31, 2001. The increase of $3,852,357 in working capital at September 30, 2001 reflects the cash flow from operations offset by cash used in financing activities and capital expenditures during the period.

The following table summarizes the Company's financial position at September 30, 2001 and March 31, 2001:



(Amounts in thousands)                                        September 30,                     March 31,
                                                                  2001                            2001
                                                        Amount             %            Amount             %
                                                      ----------      ----------      ----------      ----------

Working Capital                                       $   19,927              15      $   16,075              13
Property and equipment (net)                             107,006              83         105,243              84
Other                                                      2,628               2           3,506               3
                                                      ----------      ----------      ----------      ----------
     Total                                            $  129,561             100      $  124,824             100
                                                      ==========      ==========      ==========      ==========

Long-term debt                                        $   67,000              52      $   67,167              54
Deferred income taxes and other liabilities                5,178               4           3,705               3
Stockholders' equity                                      57,383              44          53,952              43
                                                      ----------      ----------      ----------      ----------
     Total                                            $  129,561             100      $  124,824             100
                                                      ==========      ==========      ==========      ==========



The oil and gas exploration and development activities of NCE historically have been financed through the Drilling Programs, internally generated funds, and from bank and equity financing.

The following table summarizes the Company's Statements of Cash Flows for the six months ended September 30, 2001 and 2000:


(Amounts in thousands)
                                                                  2001              2000
                                                              ------------       -----------
Net cash provided by operating activities                      $    7,735        $    8,931
Net cash used by investing activities                              (5,281)           (1,345)
Net cash (used) provided by financing activities                     (840)            1,328
                                                               ----------        ----------

Increase in cash and equivalents                               $    1,614        $    8,914
                                                               ==========        ==========









         As the above table indicates, the Company's cash provided by operating activities was $7,735,202 for the six months ended September 30, 2001, compared $8,931,346 for the six months ended September 30, 2000. Net income increased by $2,002,539, and depreciation, depletion, and amortization decreased by $563,738. The increased activity also caused an increase in working capital of $3,852,357 including an increase in cash of $1,613,681.

         Net cash used for investing activities was $5,281,063 for the six months ended September 30, 2001, compared to $1,345,067 for the six months ended September 30, 2000.

         Net cash used in financing activities was $840,458 for the six months ended September 30, 2001, compared to a source of $1,328,364 for the six months ended September 30, 2000.

         At September 30, 2001, the company has $8,000,000 available on its revolving line of credit and cash balances totaling $19,902,495. The Company believes that its cash, cash flow from operations and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

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

         The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness will be charged to earnings. The Company believes that any ineffectiveness of its hedges will be immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. During the six months ended September 30, 2001, natural gas prices decreased and as a result, the liability at September 30, 2001 was eliminated along with the related deferred tax asset and a market-to-market asset of $194,000, deferred tax liability of $68,000 have been recorded. As a result, accumulated other comprehensive income at September 30, 2001 is $126,000 and comprehensive income for the six months ended September 30, 2001 was $5,647,358.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets, which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the impact of these four SFAS will have a significant impact on its financial position and results of operations.

                  NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                                   PART II
                              OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On or about August 15, 2001, a Proxy Statement was mailed to all holders of record as of July 20, 2001, of the Company's common stock and Series A Preferred Stock along with a Notice of Annual Meeting of Stockholders to be held on September 21, 2001. At the meeting, the stockholders were asked to consider and act upon the election of three directors whose terms of office expire in 2004 and one director whose term of office expires in 2002. The Proxy Statement filed with the Securities and Exchange Commission on August 10, 2001, is incorporated by reference herein.

         At the Annual Meeting of Stockholders held on September 21, 2001, directors Carel W.J. Kok and Omer Yonel were reelected, and nominee Joop G. Drechsel was elected, to three year terms by votes of 14,958,183, 14,957,996 and 14,958,183, respectively, in favor and
         35,466, 35,654 and 35,466, respectively, opposed. Director C. Rand Michaels retired from the Board, being replaced by Garry Regan, who was elected to a one year term expiring in 2002 by a vote of 14,956,502 in favor and 37,147 opposed. Directors Cok van der Horst, Ron L. Langenkamp and Ralph L. Bradley continue in office.


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

a.)      Exhibits

            10.27 The Second Amendment to the Credit Agreement, dated August 13,
                  2001 between North Coast Energy, Inc. as Borrower, Union Bank of California, NA, as Agent, Bank One, Texas, NA, as Syndication Agent, and certain financial institutions as Lenders.


             b) Reports on Form 8-K dated August 2, 2001 concerning the change in the Company's fiscal year from March 31 to December 31.

                  No other reports on Form 8K have been filed during the quarter for which this report was filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTH COAST ENERGY, INC.

October 31, 2001              /s/ Omer Yonel
                              ------------------------------------------------
                              Omer Yonel
                              President, Chief Executive Officer and Director


                              NORTH COAST ENERGY, INC.

October 31, 2001              /s/ Dale E. Stitt
                              ------------------------------------------------
                              Dale E. Stitt
                              Chief Financial Officer and
                              Principal Accounting Officer