Form 10-KT
period 2001-12-31
NORTH COAST ENERGY INC / DE/
filed 2002-03-15
CIK 839950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



                                   OR



    [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM MARCH 31, 2001 TO
             DECEMBER 31, 2001.

                         COMMISSION FILE NUMBER 0-18691
                             ---------------------
                            NORTH COAST ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                34-1594000
       ((State of incorporation)            (I.R.S. Employer Identification No.)

           1993 CASE PARKWAY                            44087-2343
            TWINSBURG, OHIO                             (Zip Code)
(Address of principal executive offices)

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

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2002, the Registrant had outstanding 15,208,031 shares of Common Stock, 73,096 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All shares reflect the 1 for 5 reverse Common Stock split effective June 7, 1999.

     The aggregate market value of Common Stock held by non-affiliates of the Registrant at February 28, 2002, was $7,256,773 which value was computed on the basis of $3.36 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on the Nasdaq Stock Market.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

                               Part of Form 10-K

                      Part III (Items 10, 11, 12, and 13)

                       Document Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be used in connection with its 2002 Annual Meeting of Stockholders.
Except as otherwise indicated, the information contained in this Report is as of
                               December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     North Coast Energy, Inc., ("NCE" or the "Company") is a Delaware corporation. The Company conducts operations in the United States in one reportable segment, which is oil and gas exploration and production. NCE is an independent natural gas and oil company engaged in exploration, development and production activities in the Appalachian Basin. The Company's business strategy focuses primarily on the acquisition of proved developed and undeveloped properties and on the enhancement and development of such properties. As used in this Annual Report on Form 10-K, the terms "Company" and "NCE" mean North Coast Energy, Inc., its subsidiaries and predecessors, unless the context otherwise requires. The Company currently has three wholly owned subsidiaries, NCE Securities, Inc. ("NCE Securities"), North Coast Operating Company ("NCOC"), and North Coast Energy Eastern, Inc. ("NCE Eastern"), two of which are considered active (NCE Securities and NCE Eastern). All references herein to the Company are to North Coast Energy, Inc., its subsidiaries and predecessor entities.

     The Company began operations in 1981. In 1997, NUON International Projects bv ("NUON") and the Company formed a strategic alliance that has resulted in NUON acquiring a majority ownership position (86%) in the Company as of May 2000. NUON has also provided significant financial resources that have enabled the Company to acquire additional oil and gas producing assets, increase its daily production and reserves, improve its efficiency as an operator and substantially improve its financial structure.

     As of December 31, 2001, NCE owned interests in 4,080 wells, operating 3,800 of these wells. In connection with the drilling and development of the wells it operates, NCE currently owns and operates approximately 1,446 miles of natural gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States. At December 31, 2001, the Company had estimated net proved reserves of approximately 147 Bcf (billion cubic feet) of natural gas and 1.2 million barrels of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $112 million at December 31, 2001. Daily net production as of December 31, 2001 was approximately 22 MMcf (million cubic feet of natural gas) and 272 barrels of oil. At that date, the Company held leases on 388,705 gross (298,874 net) acres, including 208,264 gross (155,046 net) undeveloped acres.

     The Company has grown principally through the acquisition of producing properties and related gas gathering facilities and the exploration and development of its leasehold acreage. In the three calendar years ended December 31, 2001, the Company has acquired producing properties with 80 Bcfe (billion cubic feet of natural gas equivalent) of proved developed reserves at an average cost of $ .74 per Mcfe (thousand cubic fee of natural gas equivalent).

SIGNIFICANT EVENTS

     On August 2, 2001, the Company chose to change its fiscal year end from March 31, the year used in its most recent filing with the Securities and Exchange Commission; to a fiscal year end of December 31. As a result, this Form 10-K covers the transition period of the nine months ended December 31, 2001.

SUBSEQUENT EVENTS

     On February 15, 2002, the Company served notice of its intent to redeem all of the 232,864 outstanding shares of its Series B Cumulative Convertible Preferred Stock. The redemption date is March 31, 2002. The redemption price for each outstanding Preferred B share is $10.00. The Series B Preferred Stock paid quarterly cumulative cash dividends at an annual rate of $1.00 per share.

     Holders of the Preferred B Shares may elect to convert their shares into common shares of the Company at a conversion rate of 1.15 shares of common stock for each Preferred B Share.

AREA OF OPERATIONS

     The Appalachian Basin (the "Basin") is located in close proximity to major natural gas markets in the northeastern United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of the Basin's production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions of the United States. The Basin is the oldest gas and oil-producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Although the Basin has sedimentary formations indicating the potential for deposits of gas and oil reserves to depths of 30,000 feet or more, most production in the Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized by long-lived reserves that produce for more than 20 years. Drilling success rates of the Company and other operators drilling to these formations historically have exceeded 90%.

     Long production life and high drilling success rates to these shallow formations has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Basin. As a result, there has been limited testing or development of productive and potentially productive formations at deeper depths in the Basin. The Company believes that significant exploration and development opportunities may exist in these deeper, less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

BUSINESS STRATEGY

     The Company's business strategy is to increase shareholder value by increasing production, operating margins and cash flow by making strategic acquisitions that are either accretive to operating results and/or beneficial to the Company's future strategic positioning; through the exploration and development of the Company's existing and acquired acreage base; by improving profit margins through operational and technological efficiencies; and through the further expansion of the Company's gas gathering systems. The key elements of the Company's business strategy are as follows:

     - MAKE STRATEGIC ACQUISITIONS ACCRETIVE TO OPERATING AND FINANCIAL RESULTS. The Company uses a highly disciplined approach to acquisition analysis that requires each acquisition to be accretive to the Company's long-term operational and financial performance. Approval to proceed with an acquisition requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, legal, land management and environmental compliance.

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

     - EXPAND ITS NATURAL GAS GATHERING SYSTEMS. The Company currently owns and operates approximately 1,446 miles of gas gathering lines in Ohio, Pennsylvania, West Virginia and Kentucky. All of these lines connect or have the ability to connect to various intrastate and interstate natural gas transmission and distribution systems. The interconnections with these pipelines give the Company access to numerous natural gas markets, including existing and proposed electric power generating facilities. The Company intends to continue to expand its gas gathering systems to further improve the rate of return on its exploration and development operations.

     - RISK MANAGEMENT. The Company manages its exposure to natural gas price volatility by selling a portion of its future gas production under fixed price contracts with varying expiration dates, using financial hedging instruments to realize a target price for a portion of its future gas production, and by monitoring technical and fundamental information to determine when to use various financial hedging techniques. NCE believes that over the next decade those companies that master the ability to manage the volatility of natural gas prices will be successful - given the anticipated fundamental shift in the price of this commodity.

ACQUISITIONS

     The Company's acquisition strategy focuses on natural gas properties and entities that can provide:

     - enhanced cash flow,

     - additional drilling and development opportunities,

     - synergies with the Company's existing properties,

     - enhancement potential of current operations, and/or

     - economies of scale and cost efficiencies.

     In the three calendar years ended December 31, 2001, the Company acquired working interests in approximately 3,300 producing wells with 80 Bcfe of proved developed reserves at an average cost of $ .74 per Mcfe. In addition during such period, the Company acquired various gas-gathering systems and numerous additional drilling locations. The Company has also acquired additional interests in wells operated for its Drilling Programs by purchasing investors' oil and gas interests for cash.

OIL AND GAS OPERATIONS AND PRODUCTION

     Operations. The Company operates substantially all of the wells in which it holds working interests. It seeks to maximize the value of its properties through operating efficiencies, operating cost reductions and equipment improvements.

     The Company currently maintains production field offices in Ohio, West Virginia and Kentucky. Through these offices, the Company continuously reviews its properties to identify actions which could reduce operating costs and improve production.

     Production. The following table summarizes the net oil and gas production for the average sales prices and average production (operating) expenses per equivalent unit of production for the nine months ended December 31, 2001 and for fiscal years ended March 31, 2001 and March 31, 2000.

                                   PRODUCTION

                                         PRODUCTION            SALES PRICE          AVERAGE
         FISCAL YEAR OR            ----------------------   ------------------   OPERATING COST
          PERIOD ENDED             OIL (BBLS)   GAS (BCF)   PER BBL   PER MCF     PER MCFE (1)
         --------------            ----------   ---------   -------   --------   --------------
March 31, 2000...................    31,000        3.0      $20.08     $2.58         $1.14
March 31, 2001...................    96,200        7.8      $28.28     $3.40         $1.08
December 31, 2001................    82,000        6.4      $20.75     $3.31         $0.93

---------------

(1) For calculation of average operating cost per Mcfe, the standard ratio of 6:1 for gas to oil was used.

EXPLORATION AND DEVELOPMENT

     Exploration and development activities conducted by the Company have primarily involved the acquisition of proved undeveloped oil and gas properties and the drilling and development of such properties.

     The Company's strategy focuses on increasing its natural gas and oil reserves, as well as production, drilling and oilfield service revenues, by acquiring undeveloped oil and gas properties in the Basin and financing and conducting the drilling and development of these properties by the Company or in conjunction with the Drilling Programs.

     The Company's historical drilling operations in the Basin have principally involved drilling to the Clinton/Medina sandstone formation. This formation is an oil and gas bearing sandstone, which underlies a large portion of eastern Ohio and western Pennsylvania in varying thicknesses and at depths ranging generally from 2,800 to 7,500 feet. Substantially all of the wells that the Company has drilled to this formation have depths ranging between 3,500 and 6,700 feet.

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

     In the Company's area of interest the Knox formations are found approximately 2,000 feet below the Clinton formation at depths between 5,000 and 7,000 feet. To date, the Company's exploration of the Knox formations has resulted in 12 commercially productive wells of the 14 exploratory wells drilled to the Knox formations on seismic data.

     The Company's exploration and development strategy is to develop a balanced portfolio of drilling prospects that includes lower risk wells with a high probability of success and higher risk wells with greater economic potential. The Company maintains substantial leasehold acreage in portions of Ohio, Pennsylvania and West Virginia with the potential for production from the deeper, less developed formations in the Appalachian Basin.

     NCE continually evaluates undeveloped prospects originated by its staff or other independent geologists as well as other gas and oil companies. If the review of a prospect indicates that it may be geologically and economically attractive, the Company will attempt to lease the mineral rights the prospect's acreage encompasses.

     Typically, the Company will acquire the entire working interest in a lease by paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest.

     In the nine months ended December 31, 2001, the Company drilled 64 gross (55.8 net) wells in its four state operating area at a direct cost of approximately $7.8 million for the net wells. The result of this drilling activity is shown in the table on page 6. In 2002, the Company expects to spend approximately $18 million to drill 121 gross (109 net) development and exploratory wells. The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling profile.

     The following table sets forth the results of drilling activities on the Company's properties. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated.

     All wells were drilled by March 31 of their respective fiscal years and by December 31 for the nine months ended December 31, 2001 and are reflected in the Drilling Activities table. Wells in which the Company owns only a royalty interest are not reflected in the table below.

                              DRILLING ACTIVITIES

                                                                            FISCAL YEAR
                                                   NINE MONTHS ENDED      ENDED MARCH 31,
                                                   -----------------      ----------------
                                                   DECEMBER 31, 2001      2001       2000
                                                   -----------------      -----      -----
Exploratory Wells (1)
  Productive
     Gross.......................................           7                5          1
     Net.........................................         6.5              4.3          1
  Dry
     Gross.......................................           0                0          0
     Net.........................................           0                0          0
Development Wells (2)
  Productive (3)
     Gross.......................................          57               46         34
     Net.........................................        49.3             13.2        8.2
  Dry
     Gross.......................................           0                0          0
     Net.........................................           0                0          0
Total Wells (4)
  Productive
     Gross.......................................          64               51         35
     Net.........................................        55.8             17.4        9.2
  Dry
     Gross.......................................           0                0          0
     Net.........................................           0                0          0

---------------

(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3) The number of productive wells for the nine months ended December 31, 2001 includes 10 gross and 10 net wells that are awaiting pipeline connection or well completion operations at December 31, 2001.

(4) Total Wells is the sum of the Exploratory and Development Wells.

DRILLING PROGRAMS

     From the Company's inception in 1981 through December 31, 2001, NCE has raised approximately $100 million and has sponsored 53 Drilling Programs to engage in oil and gas drilling and development operations. Each Drilling Program has been conducted as a separate limited partnership with the Company serving as managing general partner of each. Thirty of the Company's prior Drilling Programs have been dissolved as a result of the acquisition of interests by the Company. Currently, NCE serves as the managing general partner of 23 Drilling Programs.

     The Company acts as operator and general contractor for drilling and production operations, undertaking to drill and complete Drilling Program wells and to serve as operator for producing wells. At December 31, 2001, the Company operated 460 wells for the Drilling Programs.

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

OIL FIELD SERVICE OPERATIONS

     As of December 31, 2001, NCE operated 3,800 wells located in Ohio, Pennsylvania, West Virginia and Kentucky. As an operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells. The Company may, however, subcontract certain oil field operations that require third party services.

     The Company receives a monthly operating fee for each producing well it operates for third parties and is reimbursed for most unaffiliated third party costs associated with operations and production of the wells. Each working interest owner in a well pays the Company its share of the operating fee based upon its aggregate interest in the well.

GAS GATHERING ACTIVITIES

     In connection with the drilling and completion of the wells that it operates, NCE has acquired, constructed and owns approximately 1,446 miles of gas gathering systems in various counties throughout Ohio, Pennsylvania, West Virginia and Kentucky. These gathering lines carry natural gas from the wellhead to various gas transmission systems for sale to utilities, the Company's industrial customers and to natural gas marketers purchasing gas for resale to others. The Company intends to continue its acquisition and construction of gathering systems and the establishment of compressor facilities in order to expand its existing and future potential markets.

     For such gas gathering services, the Company collects certain allowances from public utilities, end users or other natural gas purchasers, including natural gas marketers. Gathering fees and transportation allowances averaged approximately $0.34 per Mcf (thousand cubic feet) of natural gas for the nine months ending December 31, 2001.

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

     The contract duration for each of the Company's gas purchase agreements varies widely. Additionally, several of the Company's contracts provide for prices to be set monthly based on published NYMEX (New York Mercantile Exchange) or Appalachian price indices. The Columbia Gas Transmission Corporation (TCO) and Dominion Southpoint Index prices, which create a basis for spot sale prices in the Mid-Atlantic and northeastern regions of the United States, ranged from $2.03 to $5.67 per MMBtu during the nine months ending December 31, 2001. (MMBtu represents one million British Thermal Units. One MMBtu is approximately equal to one Mcf.) At December 31, 2001, approximately 13% of the Company's natural gas contracts were fixed-price contracts with industrial end-users. The prices received from these contracts range between $3.36 and $6.29 per Mcf. The remainder of the Company's natural gas fixed-price contracts are with utilities and natural gas marketers. The prices received from these contracts range between $2.50 and $5.00 per Mcf. For the nine months ending December 31, 2001, the Company received an average price of $3.31 per Mcf.

     During the nine months ending December 31, 2001, two customers purchased 21% and 13% of the gas produced by the Company, respectively.

     Due to the seasonality of supply and demand, prices paid by purchasers for natural gas will continue to fluctuate. The Company has pursued a strategy of varying the length and pricing provisions of its gas purchase contracts in order to maintain flexibility to react to those fluctuating prices. Due to current market conditions, the duration of recently renegotiated fixed price contracts have been extended to from one to three years in length. In order to reduce the volatility of natural gas prices, the Company has fixed approximately 52% of its production for the calendar year 2002 at an average price of $3.45 per Mcf. The Company has also put costless collars on 26% of its expected 2002 production with a weighted average floor and a cap of $3.57 and $4.47 per Mcf, respectively. Costless collars are financial hedging instruments which the Company uses to limit the impact of price decreases, the "floor price", in turn capping the potential benefit of price increases, the "ceiling price".

     During the past several years, an overabundance of natural gas supplies and promulgation of state and federal regulations pertaining to the sale, transportation, and marketing of natural gas resulted in increasing competition and declining prices. Also, recent trends have shown that there may be an imbalance between supply and demand as evidenced by increased natural gas futures prices during 2000. During 2001 prices trended lower from the all time highs of December 2000. However, the Company believes that the upward trend in prices may resume spurred by increased demand in the residential and commercial sectors, construction of gas-fired electric generation and declining domestic production.

     Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. The Company received an average price of $20.75 per barrel for its oil for the nine months ended December 31, 2001; however, during the last several years prices paid for crude oil have fluctuated substantially. The price posted for purchase contracts for the sale of Pennsylvania-grade crude oil at December 31, 2001 was $16.25. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. Oil production comprised approximately 7% of NCE's total oil and gas production calculated on a Mcfe basis for the nine months ended December 31, 2001. Therefore, an increase or decrease in oil prices will have a minimal impact on revenues when compared to the effect of the price of natural gas. To the extent that the price that the Company receives for its crude oil increases or decreases from current levels, revenues from oil production will be affected accordingly.

COMPETITION

     The gas and oil industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to end-users.

     The Company's competitors in oil and gas exploration, development and production include numerous independent oil and gas companies, individual proprietors, natural gas pipelines and their affiliates. Many of these competitors possess and employ financial and personnel resources substantially in excess of those of the Company. The ability of the Company to increase its production and add to its reserves in the future will depend on the availability of capital, the ability to exploit its current lease holdings and the ability to identify and acquire suitable producing properties and undeveloped prospects for future exploration and development.

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

     Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require the Company to incur costs to remedy the discharge. Natural gas, oil or other pollutants (including brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities or gas and oil wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of gas and oil exploration, development and production although the Company does not currently anticipate that compliance will have a material adverse effect on capital expenditures or earnings of the Company.

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable. The amount of such coverage is currently not less than $1 million and is provided on a "claims made" basis.

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

     In 1992 FERC finalized Order 636, regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings, which include gathering, transportation, storage, and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although NCE is not an interstate pipeline, the Company believes the changes brought about by Order 636 have increased natural gas price competition in the marketplace.

     Various rules, regulations and orders, as well as statutory provisions may affect the price of natural gas production and the transportation and marketing of natural gas.

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's gas and oil operations are subject to all operating hazards and risks normally incident to drilling for and producing gas and oil, such as encountering unusual formations and pressures, blowouts, environmental pollution, and personal injury. The Company will maintain such insurance coverage, as it believes to be appropriate, taking into account the size of the Company and its proposed operations. The Company currently does not maintain insurance coverage for physical loss or damage to equipment located on the wells or for inventory such as crude oil stored in tanks. The Company's insurance policies also have standard exclusions. Losses can occur from an uninsurable risk or in amounts more than existing insurance coverage. The occurrence of an event, which is not insured or not fully insured, could have an adverse impact on the Company's revenues and earnings.

     As managing general partner of the Drilling Programs, NCE is subject to full liability for the obligations of the Drilling Programs. It is indemnified, however, by each Program under certain circumstances, to the extent of the Program's assets. The partnership interests in the Drilling Programs constitute securities and the Company is subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

EMPLOYEES

     At December 31, 2001, the Company had 139 full-time employees, including 105 field employees, 2 petroleum engineers, 2 geologists, 6 accountants, 2 land men, 1 attorney, and 2 gas marketers. No employees are represented by a union, and the Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

     Proved Reserves. The following table reflects the estimates of the Company's proved reserves as of December 31, 2001.

                                    RESERVES

Oil Reserves (MBbls)
  Proved Developed..........................................     1,132
  Proved Undeveloped........................................       110
                                                               -------
     Total..................................................     1,242
                                                               =======
Gas Reserves (MMcf)
  Proved Developed..........................................   126,385
  Proved Undeveloped........................................    20,375
                                                               -------
     Total..................................................   146,760
                                                               =======
MMcf Equivalent (1)
  Proved Developed..........................................   133,177
  Proved Undeveloped........................................    21,035
                                                               -------
     Total..................................................   154,212
                                                               =======

---------------

(1) Oil was converted to Mcfe in the standard ratio of one Bbl equals six Mcf.

     See Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company as of December 31, 2001 determined in accordance with the rules and regulations of the Securities and Exchange Commission.

             ESTIMATED FUTURE NET CASH FLOWS (BEFORE INCOME TAXES)
                  ATTRIBUTABLE TO ESTIMATED PRODUCTION DURING

                                                                    (IN
                                                                 THOUSANDS)
2002........................................................      $ 10,501
2003........................................................        16,904
2004........................................................        18,504
2005 and thereafter.........................................      $256,352

     Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes, ad valorem taxes, operating costs, development costs and additional capital investment. Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 2001 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.

     The following table sets forth the weighted average prices for oil and gas utilized in determining the Company's reserves.

                                                                      FISCAL YEAR ENDED
                                              NINE MONTHS ENDED   -------------------------
                                              DECEMBER 31, 2001   MARCH, 2001   MARCH, 2000
                                              -----------------   -----------   -----------
Gas (per Mcf)...............................         3.13             5.01          2.80
Oil (per Bbl)...............................        17.25            23.25         22.69
Per Mcfe....................................         3.12             4.95          2.84

     Oil and Gas Properties. In the following tables, "gross" refers to the total acres or wells in which the Company has a working interest and "net" refers to gross acres or wells multiplied by the Company's percentage working interests therein. Royalty interests held by the Company will not be reflected in net wells.

     Productive Wells. The following table sets forth the number of gross and net productive oil and gas wells of the Company as of December 31, 2001. Wells are classified as gas or oil according to their predominant product stream.

                                              GAS WELLS      OIL WELLS     TOTAL WELLS
                                            -------------   -----------   -------------
STATE                                       GROSS    NET    GROSS   NET   GROSS    NET
-----                                       -----   -----   -----   ---   -----   -----
Ohio......................................  1,343     989      0      0   1,343     989
Pennsylvania..............................    515     299     28     10     543     309
West Virginia.............................  1,431   1,209    364    361   1,795   1,570
Kentucky..................................    119     114      0      0     119     114
                                            -----   -----    ---    ---   -----   -----
TOTALS....................................  3,408   2,611    392    371   3,800   2,982
                                            =====   =====    ===    ===   =====   =====

---------------

(1) Gross wells include 100 wells in which the Company owns a royalty interest.

     Acreage. The following table sets forth the Company's developed and undeveloped leasehold acreage on both a gross and net basis, as of December 31, 2001. The amount included in proved undeveloped acreage recognizes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation, and that the Company expects to drill in the near future.

                               LEASEHOLD ACREAGE

Total Leasehold Acreage
  Gross Acres...............................................   388,705
  Net Acres.................................................   298,874
Developed Acreage
  Gross Acres...............................................   170,621
  Net Acres.................................................   136,328
Proved Undeveloped Acreage
  Gross Acres...............................................     9,820
  Net Acres.................................................     7,500
Undeveloped Acreage
  Gross Acres...............................................   208,264
  Net Acres.................................................   155,046

FACILITIES

     NCE owns a 12,000 square foot building, its corporate headquarters, in Twinsburg, Ohio. As part of the NCE Eastern acquisition NCE acquired 11,280 square feet of office and operational facilities near Ravenswood, West Virginia. The Company also owns or leases operating facilities in Youngstown and Cambridge, Ohio and Maben and Clarksburg, West Virginia. It also leases a small operating facility in Shrewsbury, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

     There are no materials pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NCEB." The following tables sets forth the high and low bid and ask prices for the Common Stock for the periods indicated.

                                  COMMON STOCK
                     (amounts rounded to the third decimal)

                                                          HIGH               LOW
                                                     ---------------   ---------------
                                                      BID      ASK      BID      ASK
                                                     ------   ------   ------   ------
FISCAL YEAR ENDED
  MARCH 31, 2001
  First Quarter....................................  $4.375   $5.188   $2.250   $2.438
  Second Quarter...................................   4.438    4.500    2.813    3.125
  Third Quarter....................................   4.875    5.125    3.000    3.750
  Fourth Quarter...................................   4.624    4.750    3.625    3.813
NINE MONTHS ENDED
  DECEMBER 31, 2001
  First Quarter....................................  $5.250   $5.250   $3.500   $3.580
  Second Quarter...................................   4.460    4.500    3.070    3.170
  Third Quarter....................................   3.760    3.900    3.050    3.130

     As of February 28, 2002, there were 15,208,031 shares of Common Stock outstanding, which were held by approximately 1,467 holders of record. On June 7, 1999, a 1 for 5 reverse stock split became effective thereby reducing the number of shares of outstanding Common Stock from 22,784,070 to 4,556,814. Of the total 15,208,031 outstanding shares of the Company's Common Stock, 9,600,000 were issued on May 4, 2000, to NUON in compliance with NUON's election to convert a $24 million Non-Negotiable Subordinated Convertible Promissory Note from debt to equity. The Note had been entered into between the Company and NUON on March 17, 2000, and represented a portion of the financing that had been provided by NUON in conjunction with the purchase of the stock of NCE Eastern.

     Holders of Series A Preferred Stock may be entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share when and if declared by the Board of Directors. Such dividends are payable on June 1 and December 1 of each year. The Series A Preferred Stock was convertible to 2.3 shares of Common Stock prior to the reverse stock split and is convertible to
0.46 shares of Common Stock after the reverse stock split. The holders of Series B Preferred Stock are entitled to receive quarterly cumulative cash dividends at an annual rate of $1.00 per share. The Series B Preferred Stock was convertible to 6.56 shares of Common Stock prior to the reverse stock split and is convertible to 1.15 shares of Common Stock after the stock split. For the nine months ended December 31, 2001, the Company paid $500,657 in aggregate cash dividends on its Series B Preferred Stock, including $326,010 of dividends in arrears.

     On February 15, 2002, the Company served notice of its intent to redeem all of the 232,864 outstanding shares of its Series B Preferred Stock. The redemption date is March 31, 2002. The redemption price for each outstanding Preferred B share is $10.00.

     The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on any of its Common Stock under the terms of its credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth-selected financial data for the Company for the nine months ended December 31, 2001 and 2000 and for each of the four fiscal years in the periods ended March 31, 2001, 2000, 1999 and 1998.

                                   NINE MONTHS ENDED               FISCAL YEARS ENDED
                                  -------------------   -----------------------------------------
                                  DEC. 31,   DEC. 31,   MAR. 31,   MAR. 31,   MAR. 31,   MAR. 31,
                                    2001       2000       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................  $ 32,121   $ 28,483   $ 45,535   $ 15,640   $12,982    $ 7,625
Net Income......................     5,348      3,327      6,759      1,312       870        262
Net Income per share (1)........      0.34       0.22       0.46       0.21      0.16       0.00
Total Assets....................   144,790    136,799    135,353    123,618    43,573     22,312
Long Term Debt (less current
  portion)......................    67,000     70,635     67,167     90,122    21,494      7,171
Stockholders' equity............    59,379     50,565     53,952     23,392    17,943     12,339

---------------

(1) Net Income per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

The following table sets forth summary unaudited financial information on a quarterly basis for the three quarters ended December 31, 2001 and for the fiscal year ended March 31, 2001.

                                                        NINE MONTHS ENDED DECEMBER 31, 2001
                                                                   QUARTER ENDED
                                                       -------------------------------------
                                                        JUNE 30,     SEPT. 30,     DEC. 31,
                                                          2001         2001          2001
                                                       ----------   -----------   ----------
                                                                  (IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
Revenues.............................................   $ 11,213      $ 10,345     $ 10,563
Net Income...........................................      1,533         1,889        1,926
Net Income per share (1).............................       0.10          0.12         0.12
Total Assets.........................................    136,777       136,870      144,790
Long Term Debt (less current portion)................     67,144        67,000       67,000

                                                  FISCAL YEAR ENDED MARCH 31, 2001
                                                           QUARTER ENDED
                                             ------------------------------------------
                                             JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                               2000       2000        2000       2001
                                             --------   ---------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $  8,096   $ 10,006    $  9,304   $ 18,129
Net Income (Loss)..........................       406      1,013       1,909      3,431
Net Income (Loss) per share (1)............      0.03       0.06        0.12       0.22
Total Assets...............................   129,460    127,297     136,799    135,353
Long Term Debt (less current portion)......    67,493     70,564      70,635     67,167

---------------

(1) Net Income (Loss) per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     NCE is engaged in the acquisition and enhancement of developed natural gas and oil producing properties and the exploration, development and production of undeveloped natural gas and oil properties.

NCE derives its revenues from its own oil and gas production, turnkey drilling, well operations, gas gathering, transportation and gas marketing services it provides for third parties.

     NCE recognizes as proved undeveloped reserves only the potential oil and gas which can reasonably be expected to be recovered from drillable locations which it owned (or to which it had rights) at fiscal year end which are directly offsetting locations to wells that have indicated commercial production in the objective formation and which NCE fully expects to drill in the near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 15 of the Company's financial statements. The additions to proved reserves and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the "other" category of the Standardized Measure. Of the Company's total proved reserves at December 31, 2001, approximately 86% are proved developed and approximately 14% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

     In August 2001, NCE elected to change its fiscal year from March 31 to December 31. The current period's income statement is for the nine months ended December 31, 2001. The unaudited statement of income for the nine months ended December 31, 2000 is presented for comparison purposes only.

     The following table is a review of the results of operations of the Company for the fiscal years ended March 31, 2001 and 2000 and for the nine months ended December 31, 2001 and December 31, 2000. All items in the table are calculated as a percentage of total revenues.

                                                      NINE MONTHS ENDED           FISCAL YEAR ENDED
                                                          DEC. 31,                    MAR. 31,
                                                  -------------------------   -------------------------
                                                     2001          2000          2001          2000
                                                  -----------   -----------   -----------   -----------
                                                                       (UNAUDITED)
Revenues:
  Oil and gas production........................       71%           75%           65%           53%
  Drilling......................................        6%            2%           12%           28%
  Well operating, gathering and other...........       23%           23%           23%           19%
                                                      ---           ---           ---           ---
Total Revenues..................................      100%          100%          100%          100%
Expenses:
  Oil and gas production........................       20%           22%           20%           23%
  Drilling costs................................        6%            5%           10%           22%
  Well operating, gathering and other...........       13%           12%           12%           10%
  General and administrative....................        8%            7%            6%           10%
  Depreciation, depletion and amortization......       20%           23%           18%           15%
  Interest (Net)................................        9%           16%           13%           12%
  Income taxes..................................        8%            3%            6%            0%
                                                      ---           ---           ---           ---
Total Expenses..................................       84%           88%           85%           92%
Net Income......................................       16%           12%           15%            8%
                                                      ===           ===           ===           ===
Net Income Applicable to Common Stock (1).......       16%           11%           14%            7%
                                                      ===           ===           ===           ===

---------------

(1) Dividends were paid or accrued on the Series B cumulative preferred stock in the amount of $232,864 and $232,864 for fiscal years ended March 31, 2001 and 2000 and $174,647 for the nine-month periods ended December 31, 2001 and 2000. These amounts did not include the payment of $326,010 of dividends in arrears in December 2001.

     The following discussion and analysis reviews the results of operations and financial condition for the Company for the nine months ended December 31, 2001 and 2000 and the fiscal years ended March 31, 2001 and 2000. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2001 TO THE NINE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

     The following statement of income shows the results of operations for the nine months ended December 31, 2001 and the comparable nine-month period ended December 31, 2000. Information in the following discussion, which relates to the nine-month period ended December 31, 2000, was derived from unaudited financial information.

                                                                   NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
REVENUE
  Oil and gas production....................................  $22,851,489    $21,331,537
  Drilling revenues.........................................    1,795,047        671,840
  Well operating, gathering and other.......................    7,474,679      6,479,815
                                                              -----------    -----------
                                                               32,121,215     28,483,192
COSTS AND EXPENSES
  Oil and gas production expenses...........................    6,399,658      6,362,711
  Drilling costs............................................    1,990,415      1,314,666
  Well operating, gathering and other.......................    4,061,170      3,392,361
  General and administrative expenses.......................    2,725,611      1,866,653
  Depreciation, depletion, amortization, impairment and
     other..................................................    6,330,099      6,619,745
                                                              -----------    -----------
                                                               21,506,953     19,556,136
                                                              -----------    -----------
INCOME FROM OPERATIONS......................................   10,614,262      8,927,056
OTHER INCOME (EXPENSE)
  Interest Income...........................................      420,226        399,267
  Other.....................................................           --          5,715
  Interest expense..........................................   (3,190,118)    (5,054,658)
                                                              -----------    -----------
                                                               (2,769,892)    (4,649,676)
                                                              -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    7,844,370      4,277,380
PROVISION FOR INCOME TAXES..................................    2,496,376        950,000
                                                              -----------    -----------
NET INCOME..................................................  $ 5,347,994    $ 3,327,380
NET INCOME APPLICABLE TO COMMON STOCK (after dividends on
  cumulative Preferred Stock of $174,647)...................  $ 5,173,347    $ 3,152,733
                                                              ===========    ===========
NET INCOME PER SHARE (basic and diluted)....................  $      0.34    $      0.22
                                                              ===========    ===========

REVENUES

     Oil and gas production increased from 6.3 Bcfe in the nine-month period ended December 31, 2000 to 6.9 Bcfe in the nine-month period ended December 31, 2001. Increased production resulted primarily from the Company's successful corporate drilling and development activities. Oil and gas production revenues increased $1.5 million (7.1%) to $22.8 million for the nine-month period ended December 31, 2001 compared to $21.3 million for the nine-month period ended December 31, 2000. The increase in oil and gas revenues is attributed to higher volumes resulting from the Company's successful corporate drilling program partially offset by slightly lower prices.

     The Company sold 6.4 Bcf of gas and 82,000 barrels of oil in the nine months ended December 31, 2001, compared to 5.8 Bcf and 80,000 barrels in the nine months ended December 31, 2000. The Company received an average price of $3.31 per Mcf and $20.75 per barrel of oil in the nine-month period ended December 31, 2001 compared to $3.26 per Mcf and $28.82 per barrel, respectively, in the nine-month period ended December 31, 2000.

     Drilling revenues increased $1.1 million to $1.8 million for the nine-month period ended December 31, 2001 compared to $0.7 million in the nine-month period ended December 31, 2000 due to the increase in the number of wells completed in connection with the Company's 2001 Drilling Program. Revenue was recognized on 13 wells in the nine-month period ended December 31, 2001 compared to 4 wells for the nine-month period ended December 31, 2000.

     Well operating, gathering and other revenues increased $1.0 million to $7.5 million for the nine-month period ended December 31, 2001 compared to $6.5 million for the nine-month period ended December 31, 2000. The increases resulted primarily from increased volumes of gas transported through facilities owned by the Company and an increase in wells operated for third parties partially offset by a reduction in third party gas sold.

EXPENSES

     Oil and gas production expenses were essentially flat at $6.4 million in spite of a slightly larger number of wells operated and greater production volumes. The Company's average operating cost per Mcfe was $0.93 in the nine-month period ended December 31, 2001 compared to $1.01 in the nine-month period ended December 31, 2000.

     Drilling costs for the 2001 period increased $ 0.7 million to $2.0 million as a result of the increased number of Drilling Program wells drilled and completed in the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000.

     Well operating, gathering and other expenses increased $0.7 million to $4.1 million in the nine-month period ended December 31, 2001 from $3.4 million in the nine-month period ended December 31, 2000. The increased costs resulted from increased repair and maintenance on the Company's gathering system.

     General and administrative expense increased $0.9 million to $2.7 million from $1.9 million in the nine-month period ended December 31, 2000 as a result of reduced administrative fees charged to partnerships and bad debt expense associated with the bankruptcy filing of Enron North America Corp. (see Item 7A, Quantitative and Qualitative Disclosures about market risk). General and administrative expenses were 8% of revenue in the nine-month period ended December 31, 2001 and 7% for the nine-month period ended December 31, 2001.

     Depreciation, depletion and amortization, decreased $0.3 million to $6.3 million in the nine-month period ended December 31, 2001 compared to $6.6 million in the nine-month period ended December 31, 2000 primarily as a result of lower estimated reserve volumes used to calculate depreciation, depletion and amortization in the 2000 period.

     Income from operations for the nine months ended December 31, 2001 increased $1.7 million (19%) to $10.6 million from $8.9 million for the nine-month period ended December 31, 2000. The increase in income from operations was primarily due to higher production and drilling revenues partially offset by higher drilling and maintenance costs.

     Net interest expense decreased $1.8 million to $2.8 million from $4.6 million primarily reflecting the lower LIBOR based interest rates in the nine-month period ended December 31, 2001.

     The Company's higher level of income required a larger provision for deferred taxes in the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000.

     The Company's net income increased $2.0 million (61%) to $5.3 million for the nine-month period ended December 31, 2001, from $3.3 million for the nine-month period ended December 31, 2000, as a result of the items discussed above.

COMPARISON OF FISCAL 2001 TO FISCAL 2000

     During the fiscal year ended March 31, 2001, NCE successfully integrated NCE Eastern, which was acquired in March 2000, and successfully executed drilling and development activities that resulted in significant increases in its operations, proved reserves and financial results. Average wells operated increased from approximately 1,700 in 2000 to approximately 3,800 in 2001 as a result of the NCE Eastern acquisition. NCE's proved developed natural gas reserves increased to 124.4 Bcf for fiscal 2001 from 109.2 Bcf for fiscal 2000 and proved developed oil reserves increased to 1,119,000 Bbls from 924,000 Bbls. The increase in proved reserves at the fiscal year-end resulted from a successful exploration and development program and the extension of well lives due to higher prices for natural gas at March 31, 2001 compared to March 31, 2000. The proved gas reserves (developed and undeveloped) increased to 143.4 Bcf for fiscal 2001 from 124.9 Bcf for fiscal 2000. The increase in proved gas reserves was due to the increases mentioned previously for the proved developed reserves. Proved oil reserves (developed and undeveloped) increased to 1,206,600 Bbls for fiscal 2001 from 1,201,400 Bbls for fiscal 2000.

REVENUES

     The Company sold 7.8 Bcf of gas and 96,000 barrels of oil in the fiscal year ended March 31, 2001, compared to 3.0 Bcf and 31,000 barrels in the fiscal year ended March 31, 2000. The acquisition of assets from Environmental Exploration Corporation was completed in October of 1999 and the acquisition of Peake Energy, Inc. was completed in March of 2000. The Company's operating results for the year ended March 31, 2001, increased substantially due to the inclusion of both acquisitions for the entire year 2001. Increased production also resulted from the Company's drilling and development activities. Oil and gas production revenues increased $21.2 million (258%) to $29.4 million for fiscal 2001 compared to $8.2 million for fiscal 2000. The increase in oil and gas revenues is attributed to higher volumes resulting from the above acquisitions and higher prices received for oil and gas sold.

     The Company received an average price of $3.40 per Mcf (thousand cubic feet) of gas and $28.28 per barrel of oil in fiscal 2001 compared to $2.58 per Mcf and $20.08 per barrel in fiscal 2000.

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

INFLATION AND CHANGES IN PRICES

     Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated widely during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices during the nine-month period ended December 31, 2001 have decreased as a result of reduced industrial demand and reduced air and over-land travel combined with an increase in the available supply of crude oil to world markets. Natural gas prices have also decreased during the nine-month period ended December 31, 2001 due to higher storage supplies, mild winter 2001/2002 weather and reduced industrial demand resulting from the slowdown in economic growth in the United States. As a result of these market forces, the Company received an average price of $20.75 per barrel of oil for the nine-month period ended December 31, 2001 compared to $28.28 for the fiscal year ended March 31, 2001. The Company received an average price of $3.31 per Mcf for its natural gas in the nine-month period ended December 31, 2001, compared to $3.40 for fiscal 2001.

     The Company cannot predict the duration of the current condition of oil and gas markets and price, as those forces noted above, as well as other variables, may change.

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

     The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at December 31, 2001.

                                         FINANCIAL HEDGES (COLLARS)         FIXED PRICE CONTRACTS
                                      --------------------------------   ----------------------------
                                                         ESTIMATED
                                                     REALIZABLE PRICE                 ESTIMATED
                                             NYMEX   -----------------                REALIZABLE
QUARTER ENDING                        MMCF   PRICE    FLOOR      CAP     MMCF           PRICE
--------------                        ----   -----   -------   -------   -----   --------------------
March 31, 2002......................  743    $2.56    $3.75     $4.82    1,315          $3.59
June 30, 2002.......................  391    2.62      3.54      4.97    1,113           3.45
September 30, 2002..................  391    2.76      3.54      4.53    1,031           3.38
December 31, 2002...................  586    3.02      3.39      4.72      818           3.32
March 31, 2003......................  977    3.25      3.44      4.97      700           3.32
June 30, 2003.......................  684    3.04      3.54      4.97      396           3.30
September 30, 2003..................  684    3.13      3.54      4.97      342           3.17
December 31, 2003...................  684    3.32      3.54      4.97      329           3.07
March 31, 2004......................   --      --        --        --      247           3.05

     During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate long-term debt to fixed-rate debt for periods of up to two years, thus reducing the impact of interest-rate changes on future income. The following contracts were outstanding at December 31, 2001.

                                                                   LIBOR
                                                      NOTIONAL     RATE    NCE EFFECTIVE
                       TERM                            AMOUNT      FIXED    FIXED RATE
--------------------------------------------------   -----------   -----   -------------
January 1, 2002 to December 31, 2002..............   $20,000,000    2.7%        4.6%
January 1, 2002 to December 31, 2003..............   $20,000,000    3.5%        5.4%

     The mark-to-market amount associated with the two interest rate swap agreements was not material at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources are closely related to and dependent on the current prices realized principally for natural gas and to a lesser extent, oil.

     The Company's working capital was $16.4 million at December 31, 2001, compared to $16.1 million at March 31, 2001. The increase of $0.3 million in working capital reflects the working capital generated by operations during the nine-month period ended December 31, 2001. As of December 31, 2001, the Company had $57.0 million outstanding under its Credit Facility and $10.0 million in borrowings from NUON.

     The following table summarizes the Company's financial position at December 31, 2001, and March 31, 2001.

                                                      DECEMBER 31, 2001    MARCH 31, 2001
                                                      ------------------   --------------
                                                        AMOUNT       %      AMOUNT     %
                                                      ----------   -----   --------   ---
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Working capital.....................................   $ 16,444      12    $ 16,075    13
Property and equipment..............................    113,248      86     105,243    84
Other...............................................      2,735       2       3,506     3
                                                       --------     ---    --------   ---
  Total.............................................   $132,427     100    $124,824   100
                                                       ========     ===    ========   ===
Long-term debt......................................   $ 67,000      51    $ 67,167    54
Deferred income taxes and other liability...........      6,048       4       3,705     3
Stockholders' equity................................     59,379      45      53,952    43
                                                       --------     ---    --------   ---
  Total.............................................   $132,427     100    $124,824   100
                                                       ========     ===    ========   ===

     The Company's oil and gas exploration and development activities of NCE historically have been financed through internally generated funds, through the Drilling Programs and from bank financing.

     The following table summarizes the Company's Statements of Cash Flows for the nine months ended December 31, 2001 and 2000 and the fiscal years ended March 31, 2001 and 2000.

                                                 NINE MONTHS ENDED      FISCAL YEARS ENDED
                                               ----------------------   ------------------
                                               DEC. 31,    DEC. 31,     MAR. 31   MAR. 31
                                                 2001        2000        2001       2000
                                               --------   -----------   -------   --------
                                                          (UNAUDITED)
Net cash provided by operating activities....  $ 18,549     $13,326     $21,589   $  3,901
Net cash used in investing activities........   (13,577)     (2,684)     (7,102)   (75,443)
Net cash (used in) provided by financing
  activities.................................    (1,225)      1,341      (2,405)    75,792
Increase in cash and cash equivalent.........  $  3,747     $11,983     $12,082   $  4,250
                                               ========     =======     =======   ========

     As the above table indicates, the Company's cash provided by operating activities was $18.5 million for the nine-month period ended December 31, 2001 compared to $13.3 million for the nine-month period ended December 31, 2000. The increase was mainly due to increased production of gas and oil resulting from the Company's 2001 corporate drilling program, higher drilling revenues and lower operating costs.

     Net cash used for investing activities was $13.6 million for the nine-month period ended December 31, 2001, compared to $2.7 million for the nine-month period ended December 31, 2000. The increase in the nine-month period ended December 31, 2001 resulted from the Company's expanded 2001 corporate drilling program.

     Net cash used in financing activities was $1.2 million for the nine-month period ended December 31, 2001. The cash was used during this period to pay down various loans and mortgages and to pay current dividends and dividends in arrears on the Company's Series B Preferred stock. Cash provided by financing activities in the nine-month period ended December 31, 2000 resulted from the refinancing of the Company's long-term debt in September 2000.

     On September 26, 2000, the Company entered into a five year, $125 million Credit Agreement (the "Credit Agreement") with a group of four banks with Union Bank of California acting as agent bank. The new Credit Agreement replaced the Company's previous credit agreement with ING (US) Capital Corporation. The Credit Agreement provides for a borrowing base that is determined semiannually by the lenders based on the Company's financial position, oil and gas reserves and certain other factors (presently $65.0 million). The agreement provides for a 3/8% commitment fee on amounts not borrowed up to the borrowing base and allows for a sub-limit of $15 million for the issuance of letters of credit. The agreement restricts the Company from incurring additional debt or liens, prohibits dividends and distributions (except for the outstanding preferred A and B shares), and requires the Company to maintain positive working capital and certain minimum interest and fixed charge coverages.

     The amounts borrowed under its Credit Agreement are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves.

     During calendar 2002, the Company expects to spend approximately $20.5 million on drilling and lease acquisition and $0.7 million on other capital expenditures. In addition, the company intends to redeem its outstanding Preferred B Shares for $2.3 million in March 2002 and offer to repurchase limited partners interests in partnerships it manages for up to $7 million. These capital expenditures will be financed from cash on hand, free cash flow generated during the year and, if needed, from available borrowings.

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

     The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded on the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness is charged to earnings. The Company believes that its hedges are effective and any ineffectiveness is immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices and interest rates, the volatility of forward prices for such commodities and forward interest rates, the volumes of production the Company hedges and the amount loan interest hedged and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedges based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. During the nine-month period ended December 31, 2001, natural gas prices decreased and the Company entered into additional hedging transactions. As a result, the liability at April 1, 2001 was eliminated and at December 31, 2001, the Company had recorded a hedge asset of $920,050 offset by deferred taxes of $340,420 and accumulated other comprehensive income of $579,630. The result of hedge accounting during the nine-month period ended December 31, 2001 was other comprehensive income of $579,630 and total comprehensive income of $5,927,624.

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

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that these four SFAS will have any significant impact on its financial position and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price, interest rate and credit risks.

     The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the Subordinated Promissory Note between the Company and NUON. However, the Company has entered into contracts to fix the rate on $20 million of the bank debt at 4.6% for one year and an additional $20 million at 5.4% for two years. As a result, at December 31, 2001 $17 million of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from December 31, 2001, and assuming no changes in floating rate long-term debt from the December 31, 2001, levels, the additional annual expense would be approximately $270,000 on a pre-tax basis. Subsequent to December 31, 2001, the Company entered into a hedge transaction to fix the rate on $20 million of debt at 6.0% for Calendar 2003.

     The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. The Company uses fixed price contracts and a series of financial hedges and costless collars to reduce the exposure to changes in natural gas prices for a portion of its net production. The contracts and financial hedges are for various terms and prices and are detailed in a previous portion of Item 7 of this report and summarized below:

                                                COSTLESS COLLARS           FIXED PRICE CONTRACTS
                                         -------------------------------   ---------------------
                                                          AVERAGE PRICE
                                                         ---------------
                 YEAR                    MMCF    % (1)   FLOOR   CEILING   MMCF    % (1)   PRICE
                 ----                    -----   -----   -----   -------   -----   -----   -----
2002...................................  2,111    26%    $3.57    $4.77    3,910    48%    $3.41
2003...................................  3,029    42%     3.51     4.97    1,499    21%     3.23

---------------

(1) Percent of production expected from wells with proved producing reserves at December 31, 2001.

     The Company is exposed to credit risks from its customers and counter parties in derivative transactions. The Company has credit approval policies that establish credit limits for its customers. The limits are closely monitored, as are collection terms for accounts receivable. The Company generally does not require collateral from its customers and counter parties. Historically, losses from bad debts have been minimal.

     On March 21, 2000, the Company entered into a contract with Enron North America Corp. (Enron) to supply approximately 100,000 MMBTU of natural gas per month through March 31, 2003 at a fixed price. The Company also made spot market sales to Enron of approximately 20,000 MMBTU per month at current market rates. On November 30, 2001, the Company suspended deliveries of natural gas to Enron.

     Effective May 1, 2000, the Company entered into a commodity swap covering approximately 150,000 MMBTU per month of natural gas through December 31, 2001. The terms of the swap provided that the Company would receive $3.05 per MMBTU for the natural gas under contract and would pay Enron market price.

     On December 2, 2001, Enron filed a voluntary bankruptcy petition with the United States Bankruptcy Court for the Southern District of New York. The Company intends to pursue its claims against Enron in bankruptcy as follows:

      CONTRACT                                 PERIOD OWING                           AMOUNT
      --------                                 ------------                          --------
Fixed price contract   November 2001...............................................  $279,840
Spot market contract   October and November 2001...................................    97,259
Commodity Swap         November and December 2001..................................    49,650
                                                                                     --------
                                                                                     $426,749
                                                                                     ========

     At December 31, 2001, the Company had provided a reserve for 100% of the amounts due from Enron. The Company plans to vigorously pursue its claims against Enron but believes it was appropriate to fully reserve the amounts due from Enron at December 31, 2001.

     The information included in and referred to in this Item is considered to constitute "forward looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's discussion and Analysis of Financial Condition and Results of operations -- Forward Looking Information" in Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     (See page F-1)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers and directors of the Company as of February 28, 2002 were as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Omer Yonel............................  38    President, Chief Executive Officer and
                                              Director
Dale E. Stitt.........................  56    Chief Financial Officer
Dean A. Swift.........................  49    Secretary and General Counsel
Carel W. J. Kok.......................  35    Chairman of the Board and Director
Cok van der Horst.....................  56    Director
Ron L. Langenkamp.....................  56    Director
Ralph L. Bradley......................  60    Director
Joop G. Drechsel......................  47    Director
Garry Regan...........................  51    Director

     OMER YONEL is President, Chief Executive Officer and a Director of North Coast Energy, Inc. He was appointed Executive Vice President - Corporate Development in January 1999. In May 1999 he was promoted to Chief Operating Officer and in October 1999 he was named Chief Executive Officer and appointed as a Director. In May 2001, he was appointed to the additional position of President.

     Prior to his election as an officer of North Coast Energy, Inc., Mr. Yonel was employed by n.v. NUON, the largest public utility in The Netherlands. Previous to his tenure at NUON, Mr. Yonel was a project manager for the construction of co-generation and power plants at Schelde Engineering & Contractors bv, a Netherlands company. Prior to his service with Schelde, Mr. Yonel held various project-engineering, management and sales positions at ABB Lummus, an Asea Brown Boveri subsidiary that provides engineering, management and consultancy services to global chemical, petrochemical, petroleum refining, oil and gas and other industries.

     Mr. Yonel holds a BS and MS Degree in Engineering from Delft University of Technology in The Netherlands. Additionally, Mr. Yonel has a certification of Project Management, is a certified Cost Engineer through the International Cost Engineering Council, and holds several certifications from executive education programs and post-graduate programs from Columbia University in New York, J.L. Kellogg Graduate School of Business at Northwestern University and Harvard University. Mr. Yonel is also a graduate of the Advanced Management Program at The Wharton School, University of Pennsylvania. He is a member of the Ohio Oil & Gas Association and the Cleveland Engineering Society.

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

     DEAN A. SWIFT was appointed Secretary and General Counsel of the Company in July 2001. From 1998 to 2001, he was engaged in the private practice of law and consulting. From 1989 to 1998 he served as Vice President, Assistant General Counsel and Assistant Secretary of Belden & Blake Corporation, and from 1981 to 1989 he served as Assistant General Counsel and Assistant Secretary of that company. From 1978 to 1981 he was associated with the law firm of Hahn, Loeser and Parks in Cleveland, Ohio. Mr. Swift received a BA degree from the University of the South and a JD degree from the University of Virginia. He is a member of the Stark County, Ohio, Ohio State and American Bar Associations and the Ohio Oil and Gas Association.

     CAREL W. J. KOK was elected as a Director in December 1998 and currently serves as Chairman of the Board of Directors of the Company. Mr. Kok has been Chief Growth Officer and a member of the NUON Executive Management Board since July 1, 2000. Previously he was Director of Mergers & Acquisitions and Strategy with the NUON Energy Group. Prior to that he held various positions with NUON's International Division. From 1990 to 1995, he was with Royal Dutch Shell Group working in a variety of downstream commercial, trading and new business development functions in East Asia, the Middle East as well as Europe. Mr. Kok holds various board positions with subsidiaries of the NUON Group and is a Supervisory Board Member of the Amsterdam Power Exchange (APX). Mr. Kok holds a B.A. from Princeton University and an M.B.A. from the Rotterdam School of Management at Erasmus University.

     COK VAN DER HORST was appointed to the Board of Directors in October 1999. Mr. van der Horst is currently Advisor to the Management Board of nv NUON. He previously served as the Director, NUON East and North Holland, where he was the Chief Financial Officer between 1993 and 1999, and was also in charge of technical affairs, information technology, personnel and activities in the national energy market. He has recently assumed responsibilities in the area of regulatory affairs, mergers, acquisitions and divestments for the parent company, nv NUON. Prior to joining NUON in January of 1993, Mr. van der Horst was chairman of the board of PEB, the energy distribution company of the province of Friesland (a regional government in The Netherlands). At PEB he was responsible for financial and economic policy. Mr. van der Horst holds a Master's degree in business administration from Erasmus University in Rotterdam. He serves on the Audit Committee of the Board of Directors.

     JOOP G. DRECHSEL is currently CEO-elect of BCD Holdings N.V., a company holding leading positions in the travel industry and the financial services market in the United States and Europe. He is also a member of the Board of Directors of ENECO Energy located in The Netherlands and holds numerous advisory positions in both the energy and the communications industries. Previously he served as Vice Chairman of KPN N.V., a large Dutch telecommunications company, and also served as President of KPN International N.V. He was one of the founders of KPN-Qwest, a joint venture between KPN and Qwest-U.S. West. Prior to joining KPN, Mr. Drechsel worked for Royal Dutch Shell in a number of management positions in Australia, Taiwan and the United Kingdom. He also worked for Royal Dutch KPN as a Senior Vice President for Business Development. Mr. Drechsel holds a Master's degree in economics from Erasmus University in Rotterdam and has studied in the MBA program at the University of Michigan. He currently chairs the Audit Committee of the Company's Board of Directors.

     RON L. LANGENKAMP is currently Manager of Energy and Wholesale Trading for NUON. Mr. Langenkamp most recently served for two years as an external consultant to Reliant Energy, Inc. and supervised all European commercial activities in his role as Acting Chief Commercial Officer. From 1994 to 1997 Mr. Langenkamp served in various capacities, including President, of Norstar, a natural gas retail sales partnership between Orange and Rockland Utilities, Inc. and Shell Oil Company. From 1977 to 1994 Mr. Langenkamp held various management positions in the energy industry including the office of President of Cabot Transmission Company and as President of Chippewa Gas Corporation. Mr. Langenkamp received his B.A. degree from Sam Houston State University and a Master's degree from the University of Texas at Austin. He serves on the Company's Stock Option and Compensation Committee.

     RALPH L. BRADLEY was elected a Director in December 1997. Mr. Bradley is currently President of Bradley Energy USA, which provides energy solutions for the oil and gas industry. Prior to forming this entity, Mr. Bradley was chief executive officer of The Eastern Group, Inc., and its predecessor, Eastern States Exploration Company, Inc. Mr. Bradley currently chairs the Stock Option and Compensation Committee of the Company's Board of Directors.

     GARRY REGAN participated in the organization of North Coast Energy's predecessor in 1981, and has served as an executive officer and Director since that time, serving as President from August 1988 through April 2001. He is currently President of Nornew, Inc., a privately held independent exploration and production company that he joined in 2001. Mr. Regan holds a B.S. degree from Ohio State University and a Masters degree from Indiana University. He is a member of the Independent Petroleum Association of America, the Ohio Oil & Gas Association and the Independent Oil & Gas Association of New York.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal period ended December 31, 2001, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information set forth under the captions "Principal Shareholders" and "Share Ownership of Directors and Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal period ended December 31, 2001, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Transactions with Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal period ended December 31, 2001, pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                 PAGE(S)
                                                               -----------
Auditor's Report on the Financial Statements................           F-3
Consolidated balance sheets.................................     F-4 - F-5
Consolidated statements of income...........................           F-6
Consolidated statements of stockholders' equity.............           F-7
Consolidated statements of cash flows.......................     F-8 - F-9
Notes to consolidated financial statements..................   F-10 - F-31

(a)(2) Financial Statements Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

     Reference is made to the Exhibit Index.

(b) Reports on Form 8-K

     The Company's report on Form 8-K dated August 10, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTH COAST ENERGY, INC.

                                          BY         /s/ OMER YONEL
                                            ------------------------------------
                                                         Omer Yonel
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                  /s/ OMER YONEL                      President, Chief Executive Officer and Director
 ------------------------------------------------              (principal executive officer)
                    Omer Yonel


                /s/ DALE E. STITT                     Chief Financial Officer and Secretary (principal
 ------------------------------------------------            accounting and financial officer)
                  Dale E. Stitt


                                                             Chairman of the Board and Director
 ------------------------------------------------
                 Carel W. J. Kok


                                                                          Director
 ------------------------------------------------
                Cok van der Horst


                                                                          Director
 ------------------------------------------------
                Ron L. Langenkamp


               /s/ RALPH L. BRADLEY                                       Director
 ------------------------------------------------
                 Ralph L. Bradley


               /s/ JOOP G. DRECHSEL                                       Director
 ------------------------------------------------
                 Joop G. Drechsel


                 /s/ GARRY REGAN                                          Director
 ------------------------------------------------
                   Garry Regan

                                 EXHIBIT INDEX

EXHIBIT                                                                SEQUENTIAL
NUMBER                     DESCRIPTION OF DOCUMENTS                       PAGE
-------                    ------------------------                    ----------
   3.1   Certificate of Incorporation of the Registrant dated August
         30, 1988.                                                            (B)
   3.2   Certificate of Stock Designation of the Registrant filed
         September 12, 1988.                                                  (B)
   3.3   Certificate of Stock Designation of the Registrant filed
         September 14, 1989.                                                  (B)
   3.4   Certificate of Correction filed March 22, 1991.                      (C)
   3.5   Certificate of Amendment to Certificate of Incorporation
         filed November 4, 1992.                                              (A)
   3.6   Certificate of Stock Designation filed December 29, 1992.            (D)
   3.7   Certificate of Amendment to Certificate of Incorporation
         filed August 29, 1994.                                               (G)
   3.8   Certificate of Amendment of Certificate of Incorporation
         filed December 16, 1998.                                             (J)
   3.9   Certificate of Correction filed November 15, 1999.                   (M)
  10.1   1988 Stock Option Plan.                                              (B)
  10.2   Form of Profit Sharing Plan.                                         (B)
  10.3   Form of Indemnity Agreement between the Registrant and each
         of its Directors and executive officers.                             (B)
  10.4   North Coast Energy, Inc. Key Employees Stock Bonus Plan.             (B)
  10.5   Stock Option Agreement dated as of May 17, 1991 between
         Registrant and Timothy Wagers.                                       (C)
  10.6   Stock Option Agreement dated as of May 17, 1991 between the
         Registrant and Thomas A. Hill.                                       (C)
  10.7   Option Agreement dated February 22, 1994 by and between
         Registrant and Charles M. Lombardy, Jr.                              (E)
  10.8   Option Agreement dated February 22, 1994 by and between
         Registrant and Garry Regan.                                          (E)
  10.9   Warrant to purchase 200,000 shares of Common Stock of the
         Company.                                                             (G)
  10.10  Warrant to purchase 300,000 shares of Common Stock of the
         Company.                                                             (G)
  10.11  Restated Employment Agreement dated May 3, 1995 by and
         between Registrant and Charles M. Lombardy, Jr.                      (H)
  10.12  Restated Employment Agreement dated May 3, 1995 by and
         between Registrant and Garry Regan.                                  (H)
  10.13  Open End Mortgage and Promissory Note by and between ING
         Capital and the Company dated February 9, 1998.                      (K)
  10.14  Purchase and Sale Agreement dated April 8, 1998 between Kelt
         Ohio, Inc., and North Coast Energy, Inc.                             (I)
  10.15  Ratification and Amendment to Purchase and Sale Agreement
         dated May 12, 1998 between Kelt Ohio, Inc., and North Coast
         Energy, Inc.                                                         (I)
  10.16  First Amendment to Credit Agreement and Promissory Note
         dated May 29, 1998 between ING (U.S.) Capital Corporation
         and North Coast Energy, Inc.                                         (I)
  10.17  Second Amendment to Credit Agreement and Promissory Note
         dated September 2, 1998 between ING (U.S.) Capital
         Corporation and North Coast Energy, Inc.                             (K)
  10.18  Warrants to purchase 300,000 shares (pre-split) of Common
         Stock of the Company.                                                (K)
  10.19  Separation Agreement dated April 30, 1999 by and among North
         Coast Energy, Inc., NUON International Projects, bv, Charles
         M. Lombardy, Jr., and Betty M. Lombardy.                             (K)
  10.20  Third Amendment to Credit Agreement and Promissory Note
         dated June 23, 1999 between ING (U.S.) Capital Corporation
         and North Coast Energy, Inc.                                         (K)
  10.21  North Coast Energy, Inc. 1999 Employee Stock Option Plan.            (M)
  10.22  Stock Purchase Agreement between Belden & Blake Corporation
         and North Coast Energy, Inc. dated March 17, 2000.                   (L)

EXHIBIT                                                                SEQUENTIAL
NUMBER                     DESCRIPTION OF DOCUMENTS                       PAGE
-------                    ------------------------                    ----------
  10.23  Non-Negotiable Subordinated Promissory Note in the amount of
         $48,500,000 between North Coast Energy, Inc. as maker and
         NUON International Projects, bv as holder, dated March 17,
         2000.                                                                (L)
  10.24  Non-Negotiable Subordinated Convertible Promissory Note in
         the amount of $24,000,000 between North Coast Energy, Inc.
         as maker and NUON International Projects, bv as holder dated
         March 17, 2000.                                                      (L)
  10.25  Fourth Amendment to Credit Agreement and Promissory Noted
         dated March 17, 2000 between ING (U.S.) Capital LLC, as
         Agent, and North Coast Energy, Inc., as Borrower.                    (M)
  10.26  Amendment to North Coast Energy, Inc. Employees' Profit
         Sharing Plan, effective April 1, 2000.                               (M)
  10.27  $125 million Credit Agreement dated September 26, 2000, between North Coast Energy, Inc. as Borrower, Union Bank of
         California, NA, as Agent, Bank One, Texas, NA, as
         Syndication Agent, and certain financial institutions as
         Lenders.                                                             (N)
  10.28  First Amendment to Credit Agreement dated March 27, 2001 between North Coast Energy, Inc., as Borrower, Union Bank of
         California, NA, as Agent, and certain other financial
         institutions as Lenders.                                             (O)
  10.29  North Coast Energy, Inc. 2000 Employee Stock Bonus Plan,
         effective February 1, 2001.                                          (O)
  10.30  Second Amendment to Credit Agreement dated August 13, 2001, between North Coast Energy, Inc., as Borrower, Union Bank of
         California, NA, as Agent, and certain other financial
         institutions, as Lenders.                                            (P)
  21.1   List of Subsidiaries.                                                (M)
  23.1   Consent of Hausser + Taylor. LLP

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

(O) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(P) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       2001 CONSOLIDATED FINANCIAL REPORT

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                PAGE(S)
                                                               ---------
AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS................   34

FINANCIAL STATEMENTS
     Consolidated balance sheets............................   35 - 36
     Consolidated statements of income......................   37
     Consolidated statements of stockholders' equity........   38
     Consolidated statements of cash flows..................   39 - 40
     Notes to consolidated financial statements.............   41 - 48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the nine month period ended December 31, 2001 and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Coast Energy, Inc. and subsidiaries as of December 31, 2001 and March 31, 2001, and the consolidated results of their operations and their cash flows for the nine month period ended December 31, 2001 and the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          HAUSSER + TAYLOR LLP

Cleveland, Ohio
February 22, 2002

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001           2001
                                                              ------------   ------------
                           ASSETS

CURRENT ASSETS
  Cash and equivalents......................................  $ 22,035,924   $ 18,288,814
  Accounts receivable -- trade..............................     6,006,622      7,846,469
  Inventories...............................................       290,481        307,195
  Other, net................................................       474,411        161,819
                                                              ------------   ------------
       Total current assets.................................    28,807,438     26,604,297
PROPERTY AND EQUIPMENT, at cost
  Land......................................................       222,822        222,822
  Oil and gas properties (successful efforts)...............   121,195,745    108,466,905
  Gathering systems.........................................    16,411,433     16,092,838
  Vehicles..................................................     2,249,507      1,986,671
  Furniture and fixtures....................................       748,974        659,103
  Building and improvements.................................     1,862,382      1,847,463
                                                              ------------   ------------
                                                               142,690,863    129,275,802
  Less accumulated depreciation, depletion, amortization and
     impairment.............................................    29,442,909     24,032,646
                                                              ------------   ------------
                                                               113,247,954    105,243,156
OTHER ASSETS, net...........................................     2,734,966      3,505,711
                                                              ------------   ------------
TOTAL ASSETS................................................  $144,790,358   $135,353,164
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001           2001
                                                              ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.........................  $         --   $    557,400
  Accounts payable..........................................     3,395,272      3,012,992
  Accrued expenses..........................................     6,906,337      6,081,521
  Billings in excess of costs on uncompleted contracts......     2,062,094        877,281
                                                              ------------   ------------
       Total current liabilities............................    12,363,703     10,529,194
LONG-TERM DEBT, net of current portion
  Affiliates................................................    10,000,000     10,000,000
  Non-affiliates............................................    57,000,000     57,166,626
                                                              ------------   ------------
                                                                67,000,000     67,166,626
ACCRUED PLUGGING LIABILITY..................................       367,394        638,877
DEFERRED INCOME TAXES.......................................     5,680,027      3,066,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A, 6% Noncumulative Convertible Preferred stock,
     par value $.01 per share; 563,270 shares authorized;
     73,096 issued and outstanding (aggregate liquidation
     value of $730,960).....................................           731            731
  Series B, Cumulative Convertible Preferred stock, par
     value $.01 per share; 625,000 shares authorized;
     232,864 issued and outstanding (aggregate liquidation
     value oft $2,328,640)..................................         2,329          2,329
  Undesignated Serial Preferred stock, par value $.01 per
     share; 811,730 shares authorized; none issued and
     outstanding............................................            --             --
  Common stock, par value $.01 per share; 60,000,000 shares
     authorized and 15,208,031 issued and outstanding.......       152,080        152,080
  Additional paid-in capital................................    50,213,422     50,213,422
  Retained earnings.........................................     8,431,042      3,583,705
  Accumulated other comprehensive income....................       579,630             --
                                                              ------------   ------------
       Total stockholders' equity...........................    59,379,234     53,952,267
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $144,790,358   $135,353,164
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         NINE MONTH
                                                        PERIOD ENDED   YEAR ENDED    YEAR ENDED
                                                        DECEMBER 31,    MARCH 31,     MARCH 31,
                                                            2001          2001          2000
                                                        ------------   -----------   -----------
REVENUE
  Oil and gas production..............................  $22,851,489    $29,399,487   $ 8,223,202
  Drilling revenues...................................    1,795,047      5,710,640     4,375,922
  Well operating, gathering and other.................    7,474,679     10,425,066     3,040,547
                                                        -----------    -----------   -----------
                                                         32,121,215     45,535,193    15,639,671
COSTS AND EXPENSES
  Oil and gas production expenses.....................    6,399,658      9,071,659     3,572,027
  Drilling costs......................................    1,990,415      4,758,722     3,454,287
  Well operating, gathering and other.................    4,061,170      5,306,277     1,573,963
  General and administrative expenses.................    2,725,611      3,011,233     1,492,000
  Depreciation, depletion, amortization, impairment
     and other........................................    6,330,099      8,032,873     2,402,800
                                                        -----------    -----------   -----------
                                                         21,506,953     30,180,764    12,495,077
                                                        -----------    -----------   -----------
INCOME FROM OPERATIONS................................   10,614,262     15,354,429     3,144,594
OTHER INCOME (EXPENSE)
  Interest income.....................................      420,226        724,367       162,413
  Other...............................................           --             --        62,548
  Interest expense....................................   (3,190,118)    (6,620,152)   (2,057,739)
                                                        -----------    -----------   -----------
                                                         (2,769,892)    (5,895,785)   (1,832,778)
                                                        -----------    -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES..............    7,844,370      9,458,644     1,311,816
PROVISION FOR INCOME TAXES............................    2,496,376      2,700,000            --
                                                        -----------    -----------   -----------
NET INCOME............................................  $ 5,347,994    $ 6,758,644   $ 1,311,816
                                                        ===========    ===========   ===========
NET INCOME APPLICABLE TO COMMON STOCK (after dividends
  on cumulative Preferred Stock of $174,647 $232,864
  and $232,864, respectively).........................  $ 5,173,347    $ 6,525,780   $ 1,078,952
                                                        ===========    ===========   ===========
NET INCOME PER SHARE (basic and diluted)..............  $      0.34    $      0.46   $      0.21
                                                        ===========    ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  NINE MONTH PERIOD ENDED DECEMBER 31, 2001 AND YEARS ENDED MARCH 31, 2001 AND
                                      2000

                                                 SERIES A           SERIES B
                                              PREFERRED STOCK   PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                              ---------------   ----------------   ---------------------     PAID-IN
                                              SHARES   AMOUNT   SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL
                                              ------   ------   -------   ------   ----------   --------   -----------
BALANCE, MARCH 31, 1999.....................  73,816    $738    232,864   $2,329    4,556,814   $ 45,568   $21,914,939
  Net income................................     --       --         --      --            --         --            --
  Shares converted and other transactions...   (720)      (7)        --      --           767          8            (1)
  Dividends on Series B Preferred stock
    ($1.00 per share).......................     --       --         --      --            --         --            --
  Issuance of common stock..................     --       --         --      --     1,042,125     10,421     4,359,636
                                              ------    ----    -------   ------   ----------   --------   -----------
BALANCE, MARCH 31, 2000.....................  73,096     731    232,864   2,329     5,599,706     55,997    26,274,574
  Net income................................     --       --         --      --            --         --            --
  Dividends on Series B Preferred stock
    ($1.00 per share).......................     --       --         --      --            --         --            --
  Issuance of common stock..................     --       --         --      --     9,608,325     96,083    23,938,848
                                              ------    ----    -------   ------   ----------   --------   -----------
BALANCE, MARCH 31, 2001.....................  73,096     731    232,864   2,329    15,208,031    152,080    50,213,422
  Net income................................     --       --         --      --            --         --            --
  Derivative mark-to-market, net of taxes...     --       --         --      --            --         --            --
    Total comprehensive income..............
  Dividends on Series B Preferred stock
    ($.75 per share plus dividends in
    arrears of $1.40 per share).............     --       --         --      --            --         --            --
                                              ------    ----    -------   ------   ----------   --------   -----------
BALANCE, DECEMBER 31, 2001..................  73,096    $731    232,864   $2,329   15,208,031   $152,080   $50,213,422
                                              ======    ====    =======   ======   ==========   ========   ===========

                                                             ACCUMULATED
                                               RETAINED         OTHER           TOTAL
                                               EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                               (DEFICIT)       INCOME          EQUITY
                                              -----------   -------------   -------------
BALANCE, MARCH 31, 1999.....................  $(4,021,027)    $     --       $17,942,547
  Net income................................    1,311,816           --         1,311,816
  Shares converted and other transactions...           --           --                --
  Dividends on Series B Preferred stock
    ($1.00 per share).......................     (232,864)          --          (232,864)
  Issuance of common stock..................           --           --         4,370,057
                                              -----------     --------       -----------
BALANCE, MARCH 31, 2000.....................   (2,942,075)          --        23,391,556
  Net income................................    6,758,644           --         6,758,644
  Dividends on Series B Preferred stock
    ($1.00 per share).......................     (232,864)          --          (232,864)
  Issuance of common stock..................           --           --        24,034,931
                                              -----------     --------       -----------
BALANCE, MARCH 31, 2001.....................    3,583,705           --        53,952,267
  Net income................................    5,347,994                      5,347,994
  Derivative mark-to-market, net of taxes...           --      579,630           579,630
    Total comprehensive income..............                                   5,927,624
  Dividends on Series B Preferred stock
    ($.75 per share plus dividends in
    arrears of $1.40 per share).............     (500,657)          --          (500,657)
                                              -----------     --------       -----------
BALANCE, DECEMBER 31, 2001..................  $ 8,431,042     $579,630       $59,379,234
                                              ===========     ========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTH
                                                       PERIOD ENDED   YEAR ENDED    YEAR ENDED
                                                       DECEMBER 31,   MARCH 31,     MARCH 31,
                                                           2001          2001          2000
                                                       ------------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................  $  5,347,994   $6,758,644   $  1,311,816
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion, amortization,
       impairment and other..........................     6,330,099    8,032,873      2,402,800
     (Gain) Loss on sale of property and equipment...       (28,541)      26,743
     Deferred income taxes...........................     2,496,376    2,700,000
     Stock bonus.....................................            --       34,931
     Change in:
       Accounts receivable...........................     2,647,297     (438,202)      (826,595)
       Inventories and other current assets..........      (158,034)     279,424       (104,776)
       Other assets, net.............................        16,138      197,783        289,815
       Accounts payable and accrued expenses.........       712,644    3,687,979        259,213
       Billings in excess of costs on uncompleted
          contracts..................................     1,184,813      309,225        568,056
                                                       ------------   ----------   ------------
          Total adjustments..........................    13,200,792   14,830,756      2,588,513
                                                       ------------   ----------   ------------
          Net cash provided by operating
            activities...............................    18,548,786   21,589,400      3,900,329

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment................   (13,801,713)  (7,136,990)    (2,238,712)
  Proceeds on sale of property and equipment.........       224,720       34,535             --
  Acquisition of North Coast Energy Eastern..........            --           --    (69,704,000)
  Acquisition of net assets of Environmental
     Exploration.....................................            --           --     (3,500,000)
                                                       ------------   ----------   ------------
          Net cash used by investing activities......   (13,576,993)  (7,102,455)   (75,442,712)

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                                        NINE MONTH
                                                       PERIOD ENDED    YEAR ENDED    YEAR ENDED
                                                       DECEMBER 31,    MARCH 31,      MARCH 31,
                                                           2001           2001          2000
                                                       ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term credit facilities.......  $        --    $ 63,000,000   $ 2,000,000
  Proceeds from issuance of long-term debt...........           --              --    72,595,691
  Repayment of long-term debt -- affiliates..........           --     (38,500,000)           --
  Payments on long-term debt.........................     (724,026)    (26,022,755)   (2,940,432)
  Cash paid for deferred financing fees..............           --        (649,198)           --
  Net proceeds from issuance of common stock.........           --              --     4,370,057
  Distributions and dividends........................     (500,657)       (232,864)     (232,864)
                                                       -----------    ------------   -----------
       Net cash (used) provided by financing
          activities.................................   (1,224,683)     (2,404,817)   75,792,452
                                                       -----------    ------------   -----------
INCREASE IN CASH AND EQUIVALENTS.....................    3,747,110      12,082,128     4,250,069
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..........   18,288,814       6,206,686     1,956,617
                                                       -----------    ------------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD................  $22,035,924    $ 18,288,814   $ 6,206,686
                                                       ===========    ============   ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest........................................  $ 3,556,283    $  5,943,446   $ 1,906,346
     Income taxes....................................      222,969              --            --
Supplemental disclosures of noncash investing and
  financing activities:
     Note payable -- affiliate exchanged for common
       stock.........................................  $        --    $ 24,000,000   $        --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization -- North Coast Energy, Inc. ("NCE"), a Delaware corporation, was formed in August 1988 to engage in the exploration, development and production of oil and gas, the acquisition of producing oil and gas properties, and the organization and management of oil and gas partnerships.

B. Change in Year-End -- The Company changed its year-end from March 31 to December 31 effective December 31, 2001. The nine-month period ended is not indicative of a full year (see Note 13).

C. Principles of Consolidation -- The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (collectively, "the Company"), North Coast Energy Eastern, Inc. ("NCEE", formerly Peake Energy, Inc.), North Coast Operating Company ("NCOC") and NCE Securities, Inc. ("NCE Securities"). In addition, the Company's investments in 23 oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. The Company's ownership interest in these partnerships varies from 8% to 67%.

      All significant intercompany accounts and transactions have been eliminated.

D. Inventories -- Inventories consist of material, pipe and supplies valued at the lower of cost or market.

E. Cash Equivalents -- Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

F. Property and Equipment -- Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of- production method based upon estimated proved developed oil and gas reserves, pipelines using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using accelerated methods over 3 to 15 years, building and improvements using various methods over 7-31.5 years).

G. Oil and Gas Investments and Properties -- The Company uses the successful efforts method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.

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

      When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and related fees due the Company related to its management of various partnerships. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 which requires a

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

      On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. The carrying cost of unproved properties is not significant.

H. Revenue Recognition -- The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs on uncompleted contracts are classified as current liabilities.

      Oil and gas production revenue is recognized as income as it is extracted from the properties and sold. In the nine months ended December 31, 2001 and the year ended March 31, 2001, oil and gas sales were increased by approximately $840,000 and reduced by approximately $3.9 million, respectively, for the effect of natural gas hedging activities. Well operating, gathering and other revenues include operating fees charged to outside working interest owners in NCE operated wells, gathering fees (including transportation allowances and compression fees), third party gas sales associated with purchased natural gas and other miscellaneous revenues. Such revenue is recognized at the time it is earned and the Company has a contractual right to receive payment. Administrative fees received from NCE organized and managed oil and gas partnerships are treated as a reduction of the Company's general and administrative expenses.

I. Per Share Amounts -- The computation of basic and diluted earnings per share for the nine months ended December 31,2001 does not assume the conversion of the unconverted Series B Preferred stock because it was anti-dilutive. For the nine month period ended December 31, 2001 and the years ended March 31, 2001 and 2000, the conversion of Series A stock had the effect of increasing average outstanding shares by 33,624, 33,624 and 16,847 shares, respectively. Assumed exercise of dilutive stock options had the effect of adding 3,705 and 3,645 shares to the average outstanding shares for the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. The assumed conversion of the Series B Preferred stock increased average outstanding shares by 76,321 shares and increased net income by approximately $58,000 for the years ended March 31, 2001 and 2000. Assumed debt conversion of NUON's $24 million loan at the beginning of the year added approximately 400,000 common shares to the average outstanding shares and approximately $100,000 to income for the year ended March 31, 2001. The effect of warrants were anti-dilutive in all periods.

      The average number of outstanding shares used in computing basic and diluted net income per share was 15,208,031 and 15,245,360, 14,306,011 and 14,419,601; and 5,084,434 and 5,577,602 for the nine month period ending December 31, 2001 and the years ended March 31, 2001 and 2000, respectively.

      Net income per share reported on a quarterly basis does not add up to the per share amount for the year due to the weighting of a large stock transaction in the first quarter of fiscal 2001.

J. Risk Factors -- The Company operates in an environment with many financial risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the continued ability to market drilling programs, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive nature of the industry as well as worldwide economic conditions.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

K. Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in calculating the Company's depletion, depreciation and amortization which could be subject to significant near term revision include estimated oil and gas reserves. The Company's reserve estimates could vary significantly depending on various factors, including Company and industry volatility of oil and natural gas prices.

L. Financial Instruments -- The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and derivatives. The book value of cash and equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility and other debt obligations approximates their fair value as they bear interest at adjustable interest rates which change periodically to reflect market conditions. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk and credit losses have historically been within management's estimate. Derivatives are used as cash flow hedges and are marked to market through other comprehensive income.

M. Reclassifications -- Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2.  ACQUISITIONS

      On March 17, 2000, the Company acquired NCEE through a purchase of all of NCEE's outstanding capital stock from Belden & Blake Corporation ("BBC"). NCEE owns oil and gas properties consisting of approximately 1,900 wells and in excess of 900 miles of natural gas gathering lines in West Virginia, Kentucky and Virginia. The acquisition was consummated pursuant to a Stock Purchase Agreement dated March 17, 2000 between the Company and BBC.

      The purchase price for the NCEE stock was $69.7 million including approximately $100,000 of acquisition costs. The acquisition was accounted for as a purchase and, accordingly, the operating results related to the acquisition are included in the Company's consolidated results of operations from the closing date of March 17, 2000.

NOTE 3.  DETAILS OF CURRENT LIABILITIES

      Accrued expenses consist of the following:

                                                          DECEMBER 31,   MARCH 31,
                                                              2001          2001
                                                          ------------   ----------
Production taxes........................................   $1,355,924    $1,635,696
Drilling Costs..........................................    3,414,318     2,054,740
Compensation............................................      625,330     1,179,103
Other Expenses..........................................    1,510,765     1,211,982
                                                           ----------    ----------
                                                           $6,906,337    $6,081,521
                                                           ==========    ==========

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

      Billings in excess of costs on uncompleted contracts consist of the following:

                                                     DECEMBER 31, 2001   MARCH 31, 2001
                                                     -----------------   --------------
Billings on uncompleted contracts..................     $2,062,094         $1,175,720
Costs incurred on uncompleted contracts............             --            298,439
                                                        ----------         ----------
                                                        $2,062,094         $  877,281
                                                        ==========         ==========

      At December 31, 2001 and March 31, 2001, fourteen and seven wells, respectively, were in the process of being completed.

NOTE 4.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                     DECEMBER 31, 2001   MARCH 31, 2001
                                                     -----------------   --------------
NUON Non-Negotiable Subordinated Promissory Note
  due February 28, 2015............................     $10,000,000       $10,000,000
Notes payable -- bank..............................      57,000,000        57,000,000
Other..............................................              --           724,026
                                                        -----------       -----------
                                                         67,000,000        67,724,026
Less current portion...............................              --           557,400
                                                        -----------       -----------
                                                        $67,000,000       $67,166,626
                                                        ===========       ===========

      The Non-Negotiable Subordinated Promissory Note bears interest at the six-month LIBOR plus 2.3% or 4.2% and 7.8% at December 31, 2001 and March 31, 2001, respectively. The weighted average interest rate was 4.9%, 9.0% and 8.7% for the nine-month period ended December 31, 2001, and the years ended March 31, 2001 and 2000, respectively. The note is subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on Peake's assets, subject to the rights of the senior lender.

      The Company has a five-year, $125,000,000 credit agreement with a group of four banks with Union Bank of California acting as agent bank. The credit agreement provides for a borrowing base (presently $65,000,000 of which $57,000,000 is drawn upon) that is determined semiannually by the lenders based on the Company's financial position, oil and gas reserves and certain other factors. The agreement provides for a 3/8% commitment fee on amounts not borrowed up to the borrowing base and allows for a sub-limit of $15,000,000 for the issuance of letters of credit. At December 31, 2001 and March 31, 2001, amounts outstanding under bank credit agreements bear interest at LIBOR plus 1.875% and 2%, respectively, or approximately 3.8% and 7.5%, respectively. The weighted average interest rate on bank borrowings was 4.7%, 8.7% and 8.4% for the nine-month period ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. Amounts borrowed are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. At December 31, 2001, the Company's credit agreement restricts the Company from incurring additional debt or liens, prohibits dividends and distributions (except for distributions on the outstanding Preferred A and B shares), and requires the Company to maintain positive working capital and minimum interest and fixed charge coverage. The Company was in compliance with all covenants and restrictions at December 31, 2001.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

      Future maturities of long-term debt at December 31, 2001 are as follows:

2005........................................................   $57,000,000
Thereafter..................................................    10,000,000
                                                               -----------
                                                               $67,000,000
                                                               ===========

NOTE 5.  STOCKHOLDERS' EQUITY

A.    Sale of Common Stock

      In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON, a limited liability company organized under the laws of the Netherlands, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1999 and 1998, NUON exercised its option under the Agreement to purchase an additional 1,042,125 and 1,149,425 shares, respectively, of common stock at $4.35 per share. In September 1999, NUON purchased an additional 107,301 shares from the Company's former Chief Executive Officer. Additionally, in May 2000, NUON received 9,600,000 shares from conversion of its $24 million convertible promissory note. NUON, which owns 86% of the Company's common shares at December 31, 2001, has no further contractual rights or options to purchase shares.

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

      Whenever distributions on the Series B Preferred stock have not been paid, as defined, the number of directors of the Company may be increased, and the holders of the Series B will be entitled to elect such additional directors to the Board of Directors, as defined. Such voting right will terminate when all such distributions accrued and in default have been paid in full or set apart for payment, as defined. During the nine months ended December 31, 2001, the Company paid the regular quarterly dividends amounting to $174,647. In addition the Company paid all dividends in arrears, which amounted to $326,010. There were no dividends in arrears attributable to Series B Preferred as of December 31, 2001.

      The Series B Preferred stock was redeemable at the option of the Company, at $10 per share plus any accrued and unpaid dividends, as defined. The Company plans to exercise its option to redeem all Series B Preferred shares during 2002.

      There is no mandatory redemption or sinking fund obligation with respect to the Series B Preferred stock. In the event that the Company has failed to pay accrued dividends on the Series B Preferred stock, it may not redeem any of the outstanding shares of the Series B Preferred stock until all such accrued and unpaid distributions have been paid in full.

      The holders of Series B Preferred stock have the right, exercisable at their option, to convert any or all of such shares into 1.15 shares of common stock.

      During the nine month period ended December 31, 2001, the Company paid the normal quarterly dividends and all dividends that were in arrears.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

C.    Common Stock Warrants

      In each of fiscal 2000, 1999 and 1998, the Company issued warrants to purchase 26,800 shares of common stock for $4.375 per share in conjunction with the NUON Agreement. These warrants (half of which were issued to a former director/officer) expire between September 2002 and September 2004.

      Effective April 1999, in connection with the signing of a separation agreement, the Company's then Chief Executive Officer received a ten-year warrant to purchase 60,000 shares of the Company's common stock at $5.00 per share.

D.    Stock Options and Stock Appreciation Rights

      On December 13, 1999, the shareholders of the Company approved the adoption of the North Coast Energy, Inc. 1999 Employee Stock Option Plan ("the Option Plan"). The Option Plan provides 400,000 shares of common stock reserved for the exercise of options granted under the plan. The Option Plan provides for the granting of stock options to purchase common stock at an option price determined by North Coast's Stock Option and Compensation Committee ("the Committee"). Options granted under the plan have been at or above the fair market value of the stock at the date of grant. The Committee determines the expiration date but no option shall be exercisable for a period of more than 10 years. The aggregate fair market value of the common stock exercisable for the first time during any calendar year cannot exceed $100,000. Options granted under the Option Plan terminate upon, or within 90 days of the employee leaving the Company. The Company, from time to time, may issue additional options outside the plan.

      Stock option transactions during the nine-month period ending December 31, 2001 and the years ending March 31, 2001 and 2000 are summarized as follows:

                                                             OPTIONS        PRICE
                                                           OUTSTANDING      RANGE
                                                           -----------   -----------
March 31, 1999...........................................     34,920     $3.90-$8.10
Options granted..........................................     30,715           $4.38
Options cancelled........................................     (3,500)          $8.10
                                                             -------
March 31, 2000...........................................     62,135     $3.90-$6.90
Options granted..........................................     60,000     $3.47-$3.99
Options cancelled........................................         --
                                                             -------
March 31, 2001...........................................    122,135     $3.47-$6.90
Options granted..........................................     60,000     $3.70-$4.38
Options cancelled........................................     23,384     $3.90-$6.90
                                                             -------
December 31, 2001........................................    158,751     $3.47-$6.88
                                                             =======

      In the year ended March 31, 2000, the Company granted 20,000 options to a Company director with one-third of the shares vesting on April 1, 2000 and one-third vesting each year thereafter. In fiscal 2000, the Company also granted 5,000 options to a Director/Officer of the Company, 3,429 options to an executive officer and another 2,286 options to a key employee.

      In the year ended March 31, 2001, the Company granted 30,000 options to a Director of the Company at $3.99 per share with one-third shares vesting on April 1, 2001 and one-third vesting each year thereafter and 30,000 options to an executive officer at $3.47 per share all of which vested upon grant.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

      In the nine months ended December 31, 2001, the Company granted 35,000 options to an officer of the Company at $3.70 per share, all of which vested upon grant, and 25,000 options to a key employee at $4.38, which vest one-half on each of May 7, 2002 and 2003.

      A summary of stock options outstanding and exercisable at December 31, 2001 follows:

                                                             OPTIONS       OPTION
EXERCISABLE AT DECEMBER 31, 2001 THROUGH:                  OUTSTANDING      PRICE
-----------------------------------------                  -----------   -----------
March 19, 2003...........................................         58           $6.88
September 4, 2006........................................        360           $3.91
April 1, 2003............................................      6,667           $4.38
April 1, 2004............................................      6,666           $4.38
April 1, 2005............................................     13,334           $4.38
April 1, 2006............................................     16,666     $3.99-$4.38
October 18, 2009.........................................      5,000           $4.38
October 5, 2010..........................................     30,000           $3.47
October 6, 2011..........................................     35,000           $3.70
                                                             -------
                                                             113,751
Non vested options.......................................     45,000     $3.99-$4.38
                                                             -------
Total                                                        158,751
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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in the nine month period ending December 31, 2001 and the years ending March 31, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income per share would not change.

E.    Stock Bonus Plan

      The Company has a Key Employees Stock Bonus Plan ("the Bonus Plan") to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its shareholders. The aggregate number of shares of common stock, which may be issued as bonuses, shall be 400,000 shares of common stock. The expenses of administering the Bonus Plan are borne by the Company. The Bonus Plan, as amended, terminates on February 1, 2011. The Company has issued 25,120 shares of common stock since inception.

NOTE 6.  INCOME TAXES

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES in the Company's consolidated financial statements or tax returns. The provision for income taxes consisted of the following:

                                          DECEMBER 31,
                                              2001        MARCH 31, 2001   MARCH 31, 2001
                                         --------------   --------------   --------------
Current provision......................    $   96,376       $       --       $       --
Deferred provision.....................     2,400,000        2,700,000               --
                                           ----------       ----------       ----------
     Total.............................    $2,496,376       $2,700,000       $       --
                                           ==========       ==========       ==========

      Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                            DECEMBER 31, 2001    MARCH 31, 2001      MARCH 31, 2000
                            -----------------   -----------------   ----------------
                              AMOUNT      %       AMOUNT      %      AMOUNT      %
                            ----------   ----   ----------   ----   --------   -----
Provision based on the
  statutory rate..........  $2,667,000   34.0   $3,216,000   34.0   $446,000    34.0
Tax effect of:
  Statutory depletion.....    (335,000)  (4.2)    (442,000)  (4.7)  (456,000)  (34.8)
  Other - net.............     164,376    2.0      (74,000)  (0.8)    10,000     0.8
                            ----------   ----   ----------   ----   --------   -----
     Total................  $2,496,376   31.8   $2,700,000   28.5   $     --      --
                            ==========   ====   ==========   ====   ========   =====

      The components of the net deferred tax liability as of December 31, 2001 and March 31, 2001 were as follows:

                                                         DECEMBER 31,    MARCH 31,
                                                             2001          2001
                                                         ------------   -----------
DEFERRED TAX LIABILITIES
  Property and equipment...............................  $(9,143,580)   $(5,916,000)
  Derivative mark to market............................     (340,420)            --
                                                         -----------    -----------
  Total deferred tax liabilities.......................   (9,484,000)    (5,916,000)
DEFERRED TAX ASSETS
  Alternative minimum tax credit carryforwards.........      524,000        524,000
  Net operating loss carryforwards.....................    1,895,000      1,340,000
  Statutory depletion carryforward.....................    1,199,000        864,000
  Other temporary differences..........................      217,000        178,800
                                                         -----------    -----------
       Total deferred tax assets.......................    3,835,000      2,906,800
                                                         -----------    -----------
     Net deferred tax liability........................  $(5,649,000)   $(3,009,200)
                                                         ===========    ===========
Current asset..........................................  $    31,027    $    57,000
Long-term liability....................................   (5,680,027)    (3,066,200)
                                                         -----------    -----------
     Net deferred tax liability........................  $(5,649,000)   $(3,009,200)
                                                         ===========    ===========

      As of December 31, 2001, the Company had operating loss, percentage depletion and alternative minimum tax credit carryforwards of approximately $5,100,000, $3,800,000 and $524,000, respectively. The operating loss carryforwards begin to expire in 2012. The percentage depletion and alternative minimum tax carryforwards can be carried forward indefinitely. Realization of these items is subject to certain limitations and is contingent upon future earnings. Additionally, a portion of the carryforwards

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES may be subject to limitations imposed by Internal Revenue Code Section 382, which could further restrict the Company's utilization and realization of such carryforwards.

NOTE 7.  PROFIT SHARING PLAN

      The Company has a profit sharing plan that provides retirement and death benefits to participants and covers substantially all employees. Company contributions are discretionary and are allocated to the participants' accounts based upon their compensation and are subject to a graded vesting schedule which allows 20% vesting after two years of vesting service with an additional 20% vesting for each complete year of vesting service thereafter. Contributions are made in March each year and amounted to $120,000 and $75,000 in 2001 and 2000, respectively. The Plan was amended effective April 1, 2000, to permit the immediate participation of individuals who are employed by NCEE and to change the Plan's Trustee.

      NCE provides no significant post-retirement and/or post-employment benefits other than the profit sharing plan discussed above.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      North Coast Energy, Inc., as general partner of several limited partnerships, has committed to fund certain costs (primarily tangible well costs and saleslines additions) of the partnerships as they are incurred. At December 31, 2001, management estimates the commitment to fund such costs to be approximately $540,000. The commitment has since been funded.

      The Company has unlimited liability to third parties with respect to the operations of the partnerships it has sponsored and may be liable to limited partners for losses attributable to breach of fiduciary obligations. In certain partnerships, certain investors have participated as co-general partners in such partnerships. To make such investments more acceptable to potential investors (from a standpoint of risks to such investors), NCE has agreed to indemnify these investor-general partners from any partnership liability, which they may incur in excess of their contributions.

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

      The Company's revenue is derived from oil and gas production and oil and gas related activities in the Appalachian Basin. Gas production revenues represented 93%, 91% and 92% of total oil and gas production revenues for the nine-month period ending December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. During the nine-month period ending December 31, 2001, two customers purchased 21% and 13% of the gas produced by the Company. During the years ended March 31, 2001 and 2000, two customers purchased 21% and 14% and 22% and 19%, respectively, of the gas produced by the Company.

      A significant portion of trade accounts receivable at December 31, 2001 and March 31, 2001 was attributable to these purchasers.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 10.  FINANCIAL INSTRUMENTS

      Derivative Financial Instruments: The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

      Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. Effective with May 2000 production, the Company entered into a natural gas hedge to lessen exposure to changes in natural gas prices that may affect a portion of its net production contracted to one large industrial customer. The hedge involved the use of a financial swap and fixes the Company's price at $3.51 per Mcf on 5,000 Mcf per day through December 2001. During 2001, the Company entered into the following costless collar arrangements:

                                                    MONTHLY          PRICE/MCF
                                                    VOLUME       ------------------
                      TERM                            MCF        FLOOR      CEILING
-------------------------------------------------   -------      -----      -------
July 1, 2001 to March 31, 2002...................   117,000      $4.10       $5.17
January 1, 2002 to December 31, 2002.............   130,000       3.34        4.77
November 1, 2002 to March 31, 2003...............    98,000       3.08        3.48
January 1, 2003 to December 31, 2003.............    98,000       3.33        4.45
January 1, 2003 to December 31, 2003.............   130,000       3.45        5.11

      Gains or losses on the hedge relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at December 31, 2001:

                                    FINANCIAL HEDGES (COLLARS)          FIXED PRICE
                                 ---------------------------------       CONTRACTS
                                                     ESTIMATED       ------------------
                                                 REALIZABLE PRICE            ESTIMATED
                                         NYMEX   -----------------           REALIZABLE
QUARTER ENDING                   MMCF    PRICE    FLOOR      CAP     MMCF      PRICE
--------------                   -----   -----   -------   -------   -----   ----------
March 31, 2002.................    743  $2.56     $3.75     $4.82    1,315     $3.59
June 30, 2002..................    391   2.62      3.54      4.97    1,113      3.45
September 30, 2002.............    391   2.76      3.54      4.53    1,031      3.38
December 31, 2002..............    586   3.02      3.39      4.72      818      3.32
March 31, 2003.................    977   3.25      3.44      4.97      700      3.32
June 30, 2003..................    684   3.04      3.54      4.97      396      3.30
September 30, 2003.............    684   3.13      3.54      4.97      342      3.17
December 31, 2003..............    684   3.32      3.54      4.97      329      3.07
March 31, 2004.................     --     --        --        --      247      3.05

      Interest Rate Swap: During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES two years, thus reducing the impact of interest rate changes on future income. The following contracts were outstanding:

                                                              LIBOR
                                              NOTIONAL        RATE         ALL-IN
                   TERM                        AMOUNT         FIXED      RATE FIXED
-------------------------------------------  -----------      -----      ----------
January 1, 2002 to December 31, 2002.......  $20,000,000       2.7%         4.6%
January 1, 2002 to December 31, 2003.......  $20,000,000       3.5%         5.4%

      The mark-to-market amount associated with the two interest rate swap contracts was not material at December 31, 2001.

      On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" (as amended). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts.

      The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness is charged to earnings. The Company believes that any ineffectiveness of its hedges is immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedge based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000. The change was accounted for as a cumulative affect of a change in accounting principle. During the nine months ended December 31, 2001, natural gas prices decreased and one hedge instrument expired. As a result, the liability at December 31, 2001 was eliminated along with the related deferred tax asset and a market-to-market asset of $920,050 and a deferred tax liability of $340,420 have been recorded. As a result, accumulated other comprehensive income at December 31, 2001 is $579,630 and total comprehensive income for the nine months ended December 31, 2001 was $5,927,624.

      Concentrations of credit risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, and derivatives.

      The Company maintains cash and cash equivalents with a large financial institution, which has an investment grade rating on its debt. This financial institution operates throughout the country and the Company's policy is to review the institution's credit worthiness periodically. The Company does not require collateral on these financial instruments.

      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of diverse entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses if these customers fail to pay. The Company believes that established reserves for nonpayment at December 31, 2001 are adequate.

      The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The Company limits this exposure by using counterparties with high credit ratings and monitors those ratings periodically.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

      The carrying amounts and fair values of the Company's financial instruments are as follows:

                                   DECEMBER 31, 2001            MARCH 31, 2001
                               -------------------------   -------------------------
                                CARRYING        FAIR        CARRYING        FAIR
                                 AMOUNT         VALUE        AMOUNT         VALUE
                               -----------   -----------   -----------   -----------
Cash and cash equivalents....  $22,035,924   $22,035,924   $18,288,814   $18,288,814
Accounts receivable..........    6,006,622     6,006,622     7,846,469     7,846,469
Account payable..............    3,395,272     3,395,272     3,012,922     3,012,922
Long-term debt...............   67,000,000    67,000,000    67,724,026    67,724,026
Natural gas collars..........      920,050       920,050            --            --

NOTE 11.  RELATED PARTY TRANSACTIONS

      A large portion of the Company's revenues, other than oil and gas production revenue, is generated from or a result from the organization and management of oil and gas partnerships sponsored by the Company. The Company believes that the terms of related party transactions are consistent with terms that could have been obtained from unaffiliated third parties.

      Accounts receivable from affiliates amounted to $985,559 and $308,381 at December 31, 2001 and March 31, 2001, respectively, consist primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships. During the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, the Company acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $1,250,000, $676,000 and $90,000, respectively.

NOTE 12.  ACCOUNTING STANDARDS

      On October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

      On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts (see note 10).

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

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the impact of these four SFAS will have a significant impact on its financial position and results of operations.

NOTE 13.  TRANSITION REPORTING

      The following table of consolidated financial data provides a nine-month comparison of the results of operations through December 31, 2001 (the transition period) and 2000. The 2000 transition period figures are unaudited and reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the period. All adjustments made were of a normal recurring nature.

                                                              NINE MONTHS ENDED
                                                         ---------------------------
                                                         DECEMBER 31,   DECEMBER 31,
                                                             2001           2000
                                                         ------------   ------------
                                                                        (UNAUDITED)
REVENUE
  Oil and gas production...............................  $22,851,489    $21,331,537
  Drilling revenues....................................    1,795,047        671,840
  Well operating, gathering and other..................    7,474,679      6,479,815
                                                         -----------    -----------
                                                          32,121,215     28,483,192
COSTS AND EXPENSES
  Oil and gas production expenses......................    6,399,658      6,362,711
  Drilling costs.......................................    1,990,415      1,314,666
  Well operating, gathering and other..................    4,061,170      3,392,361
  General and administrative expenses..................    2,725,611      1,866,653
  Depreciation, depletion, amortization, impairment and
     other.............................................    6,330,099      6,619,745
                                                         -----------    -----------
                                                          21,506,953     19,556,136
                                                         -----------    -----------
INCOME FROM OPERATIONS.................................   10,614,262      8,927,056
OTHER INCOME (EXPENSE)
  Interest income......................................      420,226        399,267
  Other................................................           --          5,715
  Interest expense.....................................   (3,190,118)    (5,054,658)
                                                         -----------    -----------
                                                          (2,769,892)    (4,649,676)
                                                         -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...............    7,844,370      4,277,380
PROVISION FOR INCOME TAXES.............................    2,496,376        950,000
                                                         ===========    ===========
NET INCOME.............................................  $ 5,347,994    $ 3,327,380
                                                         ===========    ===========
NET INCOME APPLICABLE TO COMMON STOCK (after dividends
  on cumulative Preferred Stock of $174,647)...........  $ 5,173,347    $ 3,152,733
                                                         ===========    ===========
NET INCOME PER SHARE (basic and diluted)...............  $      0.34    $      0.22
                                                         ===========    ===========

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 14.  SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                         DECEMBER 31,    MARCH 31,      MARCH 31,
                                             2001           2001           2000
                                         ------------   ------------   ------------
Proved oil and gas properties..........  $121,195,745   $108,466,905   $102,177,522
Accumulated depreciation, depletion,
  amortization and impairment..........   (24,069,473)   (19,681,628)   (14,432,570)
                                         ------------   ------------   ------------
Net capitalized costs..................  $ 97,126,272   $ 88,785,277   $ 87,744,952
                                         ============   ============   ============

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                         NINE MONTHS
                                            ENDED        YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,    MARCH 31,      MARCH 31,
                                             2001           2001           2000
                                         ------------   ------------   ------------
Property acquisition costs.............   $1,259,000     $  937,592    $56,952,518
Exploration costs......................    1,351,000        299,452         86,812
Development costs......................    7,800,000      5,151,732      2,173,513

      Property acquisition costs include purchases of proved and unproved oil and gas properties acquired in business acquisitions.

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                         PERIOD ENDED      YEARS ENDED MARCH 31,
                                         DECEMBER 31,   ---------------------------
                                             2001           2001           2000
                                         ------------   ------------   ------------
Oil and gas production.................  $22,851,489    $29,399,487    $ 8,223,202
Loss on sale of oil and gas
  properties...........................           --        (26,734)            --
Production costs.......................   (6,399,658)    (9,071,659)    (3,572,027)
Exploration expenses...................     (847,303)      (299,452)            --
Depreciation, depletion, amortization,
  impairment and other.................   (4,387,845)    (5,249,058)    (1,690,029)
                                         -----------    -----------    -----------
                                          11,216,683     14,752,584      2,961,146
Provision for income taxes.............    3,508,000      4,600,000        626,075
                                         -----------    -----------    -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)...............................  $ 7,708,683    $10,152,584    $ 2,335,071
                                         ===========    ===========    ===========

      Provision for income taxes was computed using the statutory tax rates and reflects permanent differences, including statutory depletion and the Partnership's results of operations for oil and gas producing activities that are reflected in the Company's consolidated income tax provision for the periods.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 15. ESTIMATED QUANTITIES AND STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS OF PROVED OIL AND GAS RESERVES (UNAUDITED)

      The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

              ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                              OIL          GAS
                                                            (BBLS)        (MCF)
                                                           ---------   -----------
Balance, March 31, 1999..................................    425,200    52,521,000
  Extensions and discoveries.............................     45,900     6,483,000
  Purchase of reserves in place..........................    604,700    73,324,000
  Production.............................................    (31,000)   (2,947,000)
  Revisions of previous estimates........................    (23,400)   (4,513,000)
                                                           ---------   -----------
Balance, March 31, 2000..................................  1,021,400   124,868,000
  Extensions and discoveries.............................         --     8,629,000
  Purchase of reserves in place..........................      5,600     1,298,000
  Production.............................................    (96,200)   (7,835,000)
  Revisions of previous estimates........................    275,800    16,436,000
                                                           ---------   -----------
Balance, March 31, 2001..................................  1,206,600   143,396,000
  Extensions and discoveries.............................    100,900    12,730,000
  Production.............................................    (82,000)   (6,404,000)
  Purchase of reserves in place..........................      8,800     1,857,000
  Revisions of previous estimates........................      8,000    (4,801,000)
  Sales of reserves in place.............................       (300)      (18,000)
                                                           ---------   -----------
Balance, December 31, 2001...............................  1,242,000   146,760,000
                                                           =========   ===========
PROVED DEVELOPED RESERVES
  March 31, 1999.........................................    322,700    41,214,000
  March 31, 2000.........................................    924,000   109,174,000
  March 31, 2001.........................................  1,119,000   124,444,000
  December 31, 2001......................................  1,132,000   126,385,000

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,      MARCH 31,       MARCH 31,
                                             2001            2001            2000
                                         -------------   -------------   -------------
Future cash inflows from sales of oil
  and gas (including transportation
  allowances)..........................  $ 481,414,000   $ 746,302,000   $ 372,429,000
Future production costs................   (159,398,000)   (205,754,000)   (137,203,000)
Future development costs...............    (19,755,000)    (19,492,000)    (13,417,000)
Future income tax expense..............    (90,319,000)   (155,951,000)    (66,169,000)
                                         -------------   -------------   -------------
Future net cash flows..................    211,942,000     365,105,000     155,640,000
Effect of discounting future net cash
  flows at 10% per annum...............   (133,520,000)   (236,774,000)    (87,320,000)
                                         -------------   -------------   -------------
Standardized measure of discounted
  future net cash flows................  $  78,422,000   $ 128,331,000   $  68,320,000
                                         =============   =============   =============

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,      MARCH 31,       MARCH 31,
                                             2001            2001            2000
                                         -------------   -------------   -------------
Balance, beginning of period...........  $128,331,000    $ 68,320,000    $ 25,426,000
Extensions and discoveries.............     6,207,000      18,292,000       4,570,000
Purchase of reserves in place..........     1,145,000         724,000      60,482,000
Sales of oil and gas, net of production
  costs................................   (16,452,000)    (20,328,000)     (4,651,000)
Net changes in prices and production
  costs................................   (77,911,000)     62,374,000       1,477,000
Net changes in development costs.......      (263,000)     (6,075,000)     (1,820,000)
Revisions of previous quantity
  estimates............................    (3,876,000)     20,725,000      (3,497,000)
Sales of reserves in place.............       (16,000)             --              --
Net change in income taxes.............    21,400,000     (25,709,000)    (18,374,000)
Accretion of discount..................    18,284,000       9,712,000       3,586,000
Other..................................     1,573,000         296,000       1,121,000
                                         ------------    ------------    ------------
Balance, end of period.................  $ 78,422,000    $128,331,000    $ 68,320,000
                                         ============    ============    ============

      Under the guidelines of SFAS No. 69, estimated future cash flows are determined based on period-end prices for crude oil, current allowable prices applicable to expected natural gas production (including transportation allowances), estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves based on current economic conditions, and the estimated future income tax expenses, based on year-end statutory tax rates (with consideration of true tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

      The estimated quantities of proved oil and gas reserves and standardized measure of discounted future net cash flows include reserves from proved undeveloped acreage. The proved undeveloped acreage includes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation and which NCE expects to drill in the near future using prices,

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES operating costs and development costs expected in the area of interest. The reserve quantities were reviewed by an independent petroleum engineering firm.

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