Form 10-KT/A
period 2001-12-31
NORTH COAST ENERGY INC / DE/
filed 2002-05-01
CIK 839950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, the Registrant had outstanding 15,208,031 shares of Common Stock, 73,096 shares of Series A Preferred Stock, and 232,864 shares of Series B Preferred Stock. All shares reflect the 1 for 5 reverse Common Stock split effective June 7, 1999.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers and directors of the Company as of February 28, 2002 were as follows:

Name                     Age     Position
----                     ---     --------
Omer Yonel                38     President, Chief Executive Officer and Director
Dale E. Stitt             56     Chief Financial Officer
Dean A. Swift             49     Secretary and General Counsel
Carel W.J. Kok            35     Chairman of the Board and Director
Cok van der Horst         56     Director
Ron L. Langenkamp         56     Director
Ralph L. Bradley          60     Director
Joop G. Drechsel          47     Director
Garry Regan               51     Director


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

                      COMMITTEES OF THE BOARD OF DIRECTORS

      The Audit Committee, of which Messrs. Bradley, Drechsel and van der Horst are currently members, oversees the accounting functions of the Company, including matters related to the appointment and activities of the Company's auditors. Messrs. Bradley and Drechsel are independent, as defined under National Association of Securities Dealers listing standards. Mr. van der Horst is currently Advisor to the Management Board of nv NUON, parent company of NUON International Projects bv, which owns 85.96% of the issued and outstanding Common Stock of the Company. As an employee of an affiliate of the Company, Mr. van der Horst is not considered to be independent. The Board of Directors of the Company consists of seven members, with three members who are employees of nv NUON, one member who is an officer of the Company, one member who is retained as a consultant to the Company and two independent Directors. Mr. van der Horst has a strong background in finance and, as an employee of the Company's largest stockholder, he has a substantial interest in reviewing and understanding the financial condition and performance of the Company. Mr. van der Horst has served as a member of the Audit Committee since 1999, and the Board of Directors believes that his continuing contribution in this position is in the best interest of the Company and its stockholders.

      The Audit Committee met once during the year ended December 31, 2001.

      On June 7, 2000, the Audit Committee approved a formal written Audit Committee Charter in response to changes in the listing standards of the Nasdaq Stock Market ("NASDAQ") that had been approved by the Securities and Exchange Commission (the "Commission") on December 14, 1999. Under the new rules companies were given six months in which to adopt a charter for the Audit Committee and were directed to publish the charter in a proxy statement once every three years. The action of the Audit Committee was ratified by the Board of Directors by unanimous written consent effective June 7, 2000, and a certification was filed with NASDAQ on June 13, 2000. The text of the Audit Committee Charter was attached to the proxy statement mailed to Stockholders on September 15, 2000 in compliance with NASDAQ listing standards, and the Company has certified to NASDAQ that it is in compliance with the Audit Committee structure and membership requirements and is published in compliance with the new standard. The Audit Committee Charter's adequacy will be reviewed by the Board of Directors on at least an annual basis.

      The Stock Option and Compensation Committee, of which Messrs. Bradley, Langenkamp and Kok are members, reviews and makes recommendations concerning the salaries of the Company's executive officers, reviews and makes recommendations concerning the Company's stock option plan and stock bonus plan and administers the Company's profit sharing plan. The Stock Option and Compensation Committee met once during the year ended December 31, 2001, and took action by unanimous written consent on one occasion.

      The Board of Directors of the Company held three meetings during the year ended December 31, 2001. All of the Directors attended at least 75% of the meetings of the Board of Directors and each committee on which they serve.

                       AUDIT COMMITTEE AND RELATED MATTERS

REPORT OF THE AUDIT COMMITTEE

      The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee's activities are governed by a written charter adopted by the Board of Directors.

      Management has the primary responsibility for the Company's financial statements and the reporting process, including the systems of internal controls. The independent auditors audit the annual financial statements prepared by management and express an opinion on the fairness of those financial statements and their conformity with accounting principles generally accepted in the United States. The Audit Committee monitors these processes.

      In this context, the Audit Committee met and held discussions with management and the independent auditors. Management represented to the Audit Committee that the Company's financial statements were presented fairly in accordance with accounting principles generally accepted in the United States, and the Audit Committee reviewed and discussed the audited financial statements with management and the independent auditors, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of specific judgments and the clarity of disclosures in the financial statements. The Audit Committee also discussed with the independent auditors such other matters as are required to be discussed with the Audit Committee under auditing standards generally accepted in the United States.

      In addition, the independent auditors provided to the Audit Committee the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), related to the auditors' independence. The Audit Committee discussed with the independent auditors the auditors' independence from the Company and its management and considered the compatibility of non-audit services with the auditors' independence.

      The Audit Committee discussed with the Company's financial management and independent auditors the overall scope and plans for the audit. The Audit Committee also met with the independent auditors, with and without management present, to discuss the results of the examinations, their evaluation of the Company's internal controls and the overall quality of the Company's financial reporting. In addition, the Audit Committee considered other areas of its oversight relating to the financial reporting process that it determined appropriate.

      Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the nine month period ended December 31, 2001 for filing with the Commission.

                               THE AUDIT COMMITTEE

                           Joop G. Drechsel, Chairman
                                Ralph L. Bradley
                                Cok van der Horst

INDEPENDENT AUDITORS

      The Board of Directors, at its annual meeting scheduled for June 13, 2002, will consider the recommendation of the Audit Committee concerning the re-appointment of Hausser + Taylor LLP ("Hausser") as independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2002. Fees for services rendered by Hausser for the nine months ended December 31, 2001 were:

                         Financial Information Systems
      Audit Fees         Design and Implementation Fees          All Other Fees
       $108,600                        $ 0                           $17,500

      Hausser has a continuing relationship with American Express Tax and Business Services, Inc. from which Hausser leases auditing staff who are full-time, permanent employees of American Express Tax and Business Services, Inc. and through which its partners provide non-audit services. As a result of this arrangement, Hausser has no full-time employees, and therefore, none of the audit services performed were provided by permanent full-time employees of Hausser. Hausser manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows the annual and long-term compensation for the Company's Chief Executive Officer and each of the other four most highly compensated executive officers (the "Named Executive Officers") earning in excess of $100,000 for services in all capacities to the Company for the periods shown.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                               Annual Compensation           Compensation
                                               -------------------             Number of
                                                                              Securities      All Other
                                Year                          Other Annual    Underlying    Compensation
NAME AND PRINCIPAL POSITION     (1)      Salary      Bonus    Compensation     Options          (2)
---------------------------     ---      ------      -----    ------------     -------          ---
Omer Yonel                      2001*   $243,877   $110,000     $ 45,125        35,000         $ 1,185
   President and Chief          2001     179,233     60,000           --        30,000          21,485
   Executive Officer;           2000     109,550     20,000           --         5,000               0
    Director

Garry Regan (3)                 2001*     74,962    200,000           --             0           5,398
   Former President;            2001     188,261     50,000           --             0           9,186
    Director                    2000     178,623          0           --             0           8,183

Thomas Liberatore               2001*    114,231     40,000           --             0           4,333
    Vice President -
    Operations

Dale Stitt                      2001*    125,146     60,000           --             0               0
    Chief Financial Officer
    And Treasurer

Dean Swift                      2001*     95,973     25,000           --             0               0
    General Counsel
    And Secretary

      No Named Executive Officer received personal benefits or perquisites during 2001 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) 2001* indicates the transition year ended December 31, 2001, and amounts reported reflect compensation received in the 12-month period ending December 31, 2001. 2001 and 2000 represents the fiscal years ended March 31, 2001 and March 31, 2000, respectively.

(2) The items in the following table represent All Other Compensation received by Named Executive Officers and includes life insurance and other benefits under contractual agreements and amounts approved by the Board of
      Directors:

                                                          Profit
                                                        Sharing &
      Name                   Year     Life Insurance      401(k)     Stock Award     Total
      ----                   ----     --------------      ------     -----------     -----
      Omer Yonel             2001*        $    0          $    0       $     0      $ 1,185
                             2001          1,185               0        20,300       21,485
      Garry Regan            2001*             0           5,398             0        5,398
                             2001          1,850           7,336             0        9,186
                             2000          1,850           6,333             0        8,183
      Thomas Liberatore      2001*             0           4,334             0        4,334

(3) Garry Regan's employment agreement with the Company expired on May 3, 2001 and was not renewed. Mr. Regan's current term as a Director will expire on June 14, 2002 at the beginning of the Meeting. Mr. Regan has been nominated to a three-year term ending in 2005.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      The following table summarizes options granted to Named Executive Officers in the transition year ended December 31, 2001 (designated as 2001*) and during fiscal year 2001.

                                                      Individual Grants
                                                      -----------------
                                                   Percent of                                Potential realizable value
                                    Number of        total                                   at assumed annual rates of
                                   securities     option/SARs                                 stock price appreciation
                                   underlying      granted to      Exercise                       for option term
                                   option/SARs    employees in    price per    Expiration    ----------------------------
Name                     Year        granted      fiscal year       share         date           5% (1)        10% (1)
----                     ----        -------      -----------       -----         ----           ------        -------
Omer Yonel               2001*        35,000           58.3%        $3.70       9-20-2011       $81,550       $206,500
   President and         2001         30,000            100%         3.47       10-5-2010        65,460        165,900
   Chief Executive
   Officer;
   Director

(1) The potential realizable value of the options, if any, granted in the nine months ended December 31, 2001 and in fiscal year 2001 to the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value, as of September 20, 2011 and October 5, 2010, of Common Stock if the market value of Common Stock were to increase 5% or 10% in each year of the option's 10-year term, over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses that might be owed. The assumed market value at a 5% assumed annual appreciation rate over the 10 - year term is $6.03 and $5.65 and such value at a 10% assumed annual appreciation rate over that term is $9.60 and $9.00 for 2001* and fiscal year 2001, respectively. The 5% and 10% assumed appreciation rates are set forth in the Commission rules and no representation is made that the Common Stock will appreciate at these rates or at all.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

      The following table summarizes options exercised during the year ended December 31, 2001 and presents the value of unexercised options held by the Named Executive Officers at December 31, 2001:

                                                                                                   Value of Unexercised
                                                          Number of Securities Underlying        In-the-Money Options at
                                                          Unexercised Options at Year-End           March 31, 2002 (1)
                        Shares Acquired       Value       -------------------------------      ----------------------------
NAME                      on Exercise       Realized      Exercisable      Unexercisable       Exercisable    Unexercisable
----                      -----------       --------      -----------      -------------       -----------    -------------
Omer Yonel
   President &
   CEO; Director               0               $0           70,000               0               $12,300           $0

(1) Based upon the closing price of a share of Common Stock as reported on NASDAQ on March 27, 2002.

      Employment Contracts. Consulting Agreement with Garry Regan. In December 2000, the Company, NUON and Mr. Regan entered into an agreement (the "Consulting Agreement") pursuant to which Mr. Regan agreed to provide certain consulting services to the Company for a period of eighteen months following May 2, 2001, the expiration date of Mr. Regan's employment agreement with the Company. The Consulting Agreement provides that, during the term of the Consulting Agreement, Mr. Regan will receive monthly payments of $6,000, and that all reasonable business expenses incurred by Mr. Regan in the performance of his services under the Consulting Agreement will be reimbursed by the Company. Mr.

Regan also agreed to certain nondisclosure, noncompetition and noninterference provisions, and each of the parties to the Consulting Agreement agreed to a mutual release and covenant not to sue.

      Directors Fees. During fiscal 1998, the Board of Directors granted options to purchase 20,000 shares of Common Stock at $4.375 per share to Ralph L. Bradley. Mr. Bradley's options are fully vested.

      On October 5, 2000, the Board of Directors granted to Mr. Bradley additional options to purchase 30,000 shares of Common Stock at $3.99 per share. One-third of the options granted to Mr. Bradley vested immediately, one-third of the options vested on April 1, 2002, and the balance of the options will vest on April 1, 2003.

      On January 31, 2002, the Board of Directors granted options to purchase 30,000 shares of Common Stock at $3.36 per share to Mr. Drechsel. One-third of the options granted to Mr. Drechsel vested immediately, one third of the options will vest on January 31, 2003, and the balance of the options will vest on January 31, 2004.

      On January 31, 2002, the Board of Directors also voted to pay independent Directors an annual retainer of $8,500 to be paid semi-annually.

ITEM 12. SHARE OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT

      The following table shows information with respect to the Common Stock and Series A Preferred Stock (the "Preferred Stock") owned on March 31, 2002 by: (i) each person known by the Company to own beneficially more than 5% of the Common Stock and Preferred Stock at such date; (ii) each Director of the Company; (iii) each of the current executive officers listed in the Summary Compensation Table included elsewhere in this Proxy Statement; and (iv) all Directors and executive officers as a group, and the percentage of the outstanding shares represented thereby.

                                  Common Stock
                                  ------------
           Name and Address (1)                  Amount and Nature of           Percent
           of Beneficial Owner                   Beneficial Ownership          of Class
           -------------------                   --------------------          --------
NUON International Projects bv                    13,048,277 Shares              85.96%
Omer Yonel                                           109,050 Shares (2)              *%
Carel W. J. Kok                                            0 Shares                  *%
Cok van der Horst                                          0 Shares                  *%
Ron L. Langenkamp                                          0 Shares                  *%
Ralph L. Bradley                                      30,000 Shares (3)              *%
Joop G. Drechsel                                      10,000 Shares (4)              *%
Garry Regan                                          150,860 Shares                  *%
Dale E. Stitt                                         11,850 Shares (5)              *%
Dean A. Swift                                          2,950 Shares (6)              *%
All Directors and executive officers as a            314,710 Shares (7)           2.07%
  group (9 persons)

      *Less than one percent

(1) The address of NUON International Projects bv is Spaklerweg 20, 1096 BA Amsterdam, The Netherlands.

(2) Includes 104,050 shares of Common Stock that Mr. Yonel could acquire upon the exercise of immediately exercisable stock options that he holds.

(3) Includes 30,000 shares of Common Stock that Mr. Bradley could acquire upon the exercise of immediately exercisable stock options that he holds pursuant to grants covering 20,000 shares on April 1, 1998, all of which are exercisable, and 30,000 shares on October 5, 2000, of which, options for 10,000 shares were exercisable immediately upon grant. A second tranche of the options granted on October 5, 2000 for 10,000 shares vested on April 1, 2002, and a third tranche for 10,000 shares will vest on April 1, 2003.

(4) Includes 10,000 shares of Common Stock that Mr. Drechsel could acquire upon the exercise of stock options that he holds pursuant to grants covering 30,000 shares on January 31, 2002, of which, options for 10,000 shares were exercisable immediately upon grant. A second and third tranche of the options granted on January 31, 2002 covering 10,000 shares for each tranche will vest on January 31, 2003 and January 31, 2004, respectively.

(5) Includes 11,350 shares of Common Stock that Mr. Stitt could acquire upon the exercise of stock options that he holds pursuant to grants covering 34,050 shares on March 28, 2002, of which, options for 11,350 shares were exercisable immediately upon grant. A second and third tranche of the options granted on March 28, 2002 covering 11,350 shares for each tranche will vest on March 28, 2003 and March 28, 2004, respectively.

(6) Includes 2,950 shares of Common Stock that Mr. Swift could acquire upon the exercise of stock options that he holds pursuant to grants covering 8,850 shares on March 28, 2002, of which, options for 2,950 shares were exercisable immediately upon grant. A second and third tranche of the options granted on March 28, 2002 covering 2,950 shares for each tranche will vest on March 28, 2003 and March 28, 2004, respectively.

(7) Includes 158,350 shares of Common Stock that may be acquired by all Directors and executive officers as a group upon the exercise of immediately exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      North Coast believes that the terms of the following transactions were as favorable to North Coast as could have been obtained from unaffiliated third parties. All future transactions between North Coast and its affiliates will be on terms no less favorable to North Coast than those that could be obtained from unaffiliated parties and all loans to Company officers, affiliates and stockholders, if any, will be approved by a majority of disinterested Directors.

      North Coast currently manages 3 Drilling Programs, and each Drilling Program has been conducted as a separate limited partnership with North Coast serving as managing general partner of each. North Coast contributes the drill sites to each Drilling Program and agrees to contribute all tangible equipment necessary to drill, complete and produce each well, as well as organizational and syndication costs of each Drilling Program. Drilling Programs raised $3.5 million during 2001, $6.5 million during fiscal 2000 and $5.2 million during fiscal 1999.

      Accounts receivable from affiliates consist primarily of receivables from the partnerships managed by North Coast and are for administrative fees charged to the partnerships and to reimburse North Coast for amounts paid on behalf of the partnerships. A substantial portion of North Coast's revenues, other than oil and gas production revenue, are generated from or as a result of the organization and management of oil and gas partnerships sponsored by North Coast. During the year ended march 31, 2001 and the nine months ended December 31, 2001, North Coast acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $1,500,000.

      Pursuant to the terms of a stock purchase agreement by and between North Coast and NUON dated August 1, 1997, North Coast agreed to sell up to 1,149,426 share of Common Stock each year over a three-year period. NUON purchased 1,149,426 shares of North Coast Common Stock on September 4, 1997, another 1,149,426 shares on September 30, 1998 and 1,042,125 shares on September 30, 1999. All shares were purchased at a price of $4.375 per share. In March 2001, NUON loaned North Coast $72.5 million to finance the acquisition of North Coast Energy Eastern, Inc. (formerly Peake Energy). Subsequently, $38.5 million was repaid and $24 million was converted to common stock at $2.50 per share. NUON presently owns approximately 86% of North Coast's outstanding common stock.

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

                            NORTH COAST ENERGY, INC.


        By /s/ Omer Yonel                  President and Chief Executive Officer
----------------------------------
            Omer Yonel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                        TITLE                                     DATE
            ---------                                        -----                                     ----
                                               President, Chief Executive Officer                 April 30, 2002
         /s/ Omer Yonel                    and Director (principal executive officer)
----------------------------------
           Omer Yonel

                                             Chief Financial Officer and Secretary                April 30, 2002
        /s/ Dale E. Stitt                 (principal accounting and financial officer)
----------------------------------
          Dale E. Stitt

                                               Chairman of the Board and Director                 April 30, 2002
----------------------------------
         Carel W. J. Kok

                                                            Director                              April 30, 2002
----------------------------------
        Cok van der Horst

                                                            Director                              April 30, 2002
----------------------------------
        Ron L. Langenkamp

                                                            Director                              April 30, 2002
----------------------------------
        Ralph L. Bradley

                                                            Director                              April 30, 2002
----------------------------------
        Joop G. Drechsel

                                                            Director                              April 30, 2002
----------------------------------
           Garry Regan