Form 10-Q
period 2002-03-31
NORTH COAST ENERGY INC / DE/
filed 2002-05-07
CIK 839950

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

        Yes   X   .     No        .
           ------          ------




                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                                        Outstanding at March 29, 2002
-------------------------------------------               ----------------------------------------
       Common Stock, $.01 par value                                     15,208,516

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                                                 Page No.
                                                                                                 -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -                                                                       3
     March 31, 2002 (Unaudited) and December 31, 2001

Unaudited Consolidated Statements of Operations -                                                   5
     For the Three Months Ended March 31, 2002 and 2001

Unaudited Consolidated Statements of Cash Flows -                                                   6
     For the Three Months Ended March 31, 2002 and 2001

Unaudited Notes to Consolidated Financial Statements                                                7

Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Quantitative and Qualitative Disclosures About Market Price                                        16

PART II - OTHER INFORMATION                                                                        17

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001




ASSETS                                                       March 31,                 December 31,
------                                                          2002                       2001
                                                            ------------               ------------
                                                             (Unaudited)
CURRENT ASSETS
  Cash and equivalents                                      $ 17,363,441               $ 22,035,924
  Accounts receivable                                          4,718,425                  6,006,622
  Inventories                                                    311,609                    290,481
  Prepaid drilling and other expenses                            851,808                    474,411
                                                            ------------               ------------
    Total current assets                                      23,245,283                 28,807,438

PROPERTY AND EQUIPMENT, at cost
  Land                                                           222,822                    222,822
  Oil and gas properties (successful efforts)                127,073,280                121,195,745
  Gathering systems                                           16,417,121                 16,411,433
  Vehicles                                                     2,394,423                  2,249,507
  Furniture and fixtures                                         768,072                    748,974
  Building and improvements                                    1,863,322                  1,862,382
                                                            ------------               ------------
                                                             148,739,040                142,690,863

Less accumulated depreciation, depletion
  and amortization                                            31,288,026                 29,442,909
                                                            ------------               ------------
                                                             117,451,014                113,247,954

OTHER ASSETS, net                                              1,989,021                  2,734,966




                                                            ------------               ------------
TOTAL ASSETS                                                $142,685,318               $144,790,358
                                                            ============               ============




















              The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 and DECEMBER 31, 2001



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                                        March 31,                December 31,
                                                                              2002                       2001
                                                                          -------------             -------------
                                                                            (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                        $   2,784,741             $   3,395,272
  Accrued expenses                                                            7,245,281                 6,906,337
  Billings in excess of costs on uncompleted contracts                             --                   2,062,094
                                                                          -------------             -------------
    Total current liabilities                                                10,030,022                12,363,703

LONG-TERM DEBT, net of current portion
  Affiliates                                                                 10,000,000                10,000,000
  Non-affiliates                                                             57,000,000                57,000,000
                                                                          -------------             -------------
                                                                             67,000,000                67,000,000

ACCRUED PLUGGING LIABILITY
                                                                                420,715                   367,394

DEFERRED INCOME TAXES                                                         6,495,622                 5,680,027

STOCKHOLDERS' EQUITY:
  Series A, 6% Noncumulative Convertible Preferred
    stock par value $.01 per share; 563,270 shares                                  729                       731
    authorized; 72,861 issued and outstanding
    (aggregate liquidation value of $728,610)

  Series B, Cumulative Convertible Preferred stock, par
    value $.01 per share; 625,000 shares authorized;                               --                       2,329
    none outstanding

  Undesignated Serial Preferred stock, par value $.01                              --                        --
    per share;  811,730 shares authorized; none issued
    and outstanding

  Common Stock, par value $.01 per share; 60,000,000
    shares authorized; 15,208,516 issued and                                    152,084                   152,080
    outstanding

  Additional paid-in capital                                                 47,889,109                50,213,422
  Accumulated other comprehensive (loss) income                                (135,828)                  579,630
  Retained earnings                                                          10,832,865                 8,431,042
                                                                          -------------             -------------
      Total stockholders' equity                                             58,738,959                59,379,234


                                                                          -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 142,685,318             $ 144,790,358
                                                                          =============             =============







              The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                             Three Months ended March 31,
                                                                           2002                        2001
                                                                       ------------                ------------
 REVENUE
  Oil and gas production                                               $  8,388,115                $  8,067,950
  Drilling revenues                                                       2,082,351                   5,038,800
  Well operating, gathering, and other                                    1,678,280                   3,945,081
                                                                       ------------                ------------
                                                                         12,148,746                  17,051,831

COSTS AND EXPENSES
  Oil and gas production expenses                                         1,918,480                   2,708,948
  Drilling costs                                                          1,752,455                   3,444,056
  Well operating, gathering, and other                                    1,028,226                   1,913,916
  General and administrative expenses                                       909,733                   1,144,410
  Depreciation, depletion and amortization                                2,105,976                   1,413,128
                                                                       ------------                ------------
                                                                          7,714,870                  10,624,458

INCOME FROM OPERATIONS                                                    4,433,876                   6,427,373

OTHER INCOME (EXPENSE)
  Interest income                                                            82,120                     319,385
  Interest expense                                                         (787,797)                 (1,565,494)
                                                                       ------------                ------------
                                                                           (705,677)                 (1,246,109)
                                                                       ------------                ------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                          3,728,199                   5,181,264

PROVISION FOR INCOME TAXES                                                1,268,209                   1,750,000
                                                                       ------------                ------------

NET INCOME                                                             $  2,459,990                $  3,431,264
                                                                       ============                ============

NET INCOME APPLICABLE TO
  COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $58,167 for
  the three months ended March 31, 2002
  and $58,216 for the three months ended
  March 31, 2001.)                                                     $  2,401,823                $  3,373,048
                                                                       ============                ============

NET INCOME PER SHARE
(basic and diluted)                                                    $        .16                $        .22
                                                                       ============                ============




       The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three months ending March 31, 2002 and 2001
                                  (Unaudited)

                                                                                 March 31,              March 31,
                                                                                   2002                   2001
                                                                              ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $  2,459,990            $  3,431,264
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                                 2,105,976               1,413,128
        Deferred income taxes                                                    1,267,799               1,750,000
        Stock Bonus                                                                   --                    14,648
        Change in:
           Accounts receivable                                                     480,747                 798,273
           Inventories and other current assets                                   (398,525)              3,584,928
           Other assets, net                                                       372,486                 368,686
           Accounts payable and accrued expenses                                  (465,878)              1,793,301
           Billings in excess of costs on uncompleted contracts                 (2,062,094)             (5,337,239)
                                                                              ------------            ------------
              Total adjustments                                                  1,300,511               4,385,725
                                                                              ------------            ------------
                  Net cash provided by operating activities                      3,760,501               7,816,989

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (6,048,177)             (4,620,557)
                                                                              ------------            ------------
                Net cash used by investing activities                           (6,048,177)             (4,620,557)

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of Preferred B Stock                                               (2,326,640)                   --
  Repayment of long term debt                                                         --                (3,039,162)
  Distributions and dividends                                                      (58,167)                (58,216)
                                                                              ------------            ------------
                Net cash used by financing activities                           (2,384,807)             (3,097,378)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                     (4,672,483)                 99,054

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     22,035,924              18,189,760
                                                                              ------------            ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $ 17,363,441            $ 18,288,814
                                                                              ============            ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                  $    666,187            $  1,169,168
    Income taxes                                                                    32,102                    --




         The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Summary of Accounting Policies

A.       General

                The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

B.       Per Share Amounts

                The average number of shares used in computing basic and diluted net income per share was 15,208,269 and 15,241,859 and 15,208,031 and 15,245,360 for the three months ended March 31, 2002 and December 31, 2001 respectively.

C.       Reclassifications

                Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2.   Preferred Dividends

          The Company paid a dividend of $58,167 and $58,216 on the Cumulative Convertible Series B Preferred Stock during the three months ended March 31, 2002 and December 31, 2001 respectively. There were no dividends in arrears attributable to Series B Preferred as of March 31, 2002.

Note 3.   Related Party Transactions


          A large portion of the Company's revenues, other than oil and gas production revenue, is generated from or is a result of the organization and management of oil and gas partnerships sponsored by the Company. The Company believes that the terms of related party transactions are consistent with terms that could have been obtained from unaffiliated third parties.


          Accounts receivable from affiliates amounted to $378,468 and $985,559 at March 31, 2002 and December 31, 2001, respectively, consist primarily of receivables paid on behalf of the partnerships that are managed by the Company and for administrative fees charged to the partnerships. During the three months ended March 31, 2001, the Company acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $676,000. No buyout transactions took place for the three months ended March 31, 2002.

Note 4.   Financial Instruments

          Derivative Financial Instruments: The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

          Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. During 2001 and 2002, the Company entered into the following costless collar arrangements:


                                                        Monthly
                                                        Volume                Price/Mcf
         Term                                             Mcf                   Floor        Ceiling
         ----------------------------------------    ---------------          ---------    -----------
         January 1, 2002 to December 31, 2002               130,000               3.34           4.52
         November 1, 2002 to March 31, 2003                  98,000               3.08           3.48
         January 1, 2003 to December 31, 2003                98,000               3.33           4.45
         January 1, 2003 to December 31, 2003               130,000               3.45           5.11
         January 1, 2004 to December 31, 2004               130,000               3.85           5.30


          Gains or losses on the hedge relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at March 31, 2002:


                                                                                                   Fixed Price
                                           Financial Hedges (Collars)                          Contracts
                              ----------------------------------------------------       ------------------------

                                                                     Estimated
                                                                  Realizable Price                      Estimated
                                                   NYMEX          ----------------                      Realizable
          Quarter Ending             MMcf          Price        Floor          Cap           MMcf           Price
          --------------             ----          -----        -----          ---           ----           -----
          June 30, 2002               391           3.35          3.54        4.97          1,257            3.46
          September 30, 2002          391           3.37          3.54        4.53          1,234            3.42
          December 31, 2002           586           3.64          3.39        4.72            974            3.36
          March 31, 2003              977           3.87          3.44        4.97            828            3.35
          June 30, 2003               684           3.50          3.54        4.97            221            3.37
          September 30, 2003          684           3.56          3.54        4.97            138            3.20
          December 31, 2003           684           3.77          3.54        4.97             77            2.76
          March 31, 2004              396           3.89          3.86        5.31             78            2.77
          June 30, 2004               396           3.49          3.86        5.31             73            2.71
          September 30, 2004          400           3.56          3.86        5.31             73            2.71
          December 31, 2004           400           3.76          3.86        5.31             73            2.71


         Interest Rate Swap: During 2001 and the first quarter of 2002, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to two years, thus reducing the impact of interest rate changes on future income. The following contracts were outstanding:

                                                                            LIBOR
                            Term                     Notional               Rate                All-In
                                                      Amount                Fixed             Rate Fixed
         --------------------------------------   -----------------    ----------------     ---------------

         January 1, 2002 to December 31, 2002       $20,000,000             2.7%                 4.6%
         January 1, 2002 to December 31, 2003       $20,000,000             3.5%                 5.4%
         January 1, 2003 to December 21, 2003       $20,000,000             4.2%                 6.0%

         The mark-to-market amount associated with the two interest rate swap contracts was not material at March 31, 2002.

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

         The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness is charged to earnings. The Company believes that any ineffectiveness of its hedges is immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices and interest rates, the volatility of forward prices for such commodities, the amount the Company hedges and the time periods covered by such hedges. At December 31, 2001, the Company recorded an asset of $920,050 associated with its natural gas hedge based on gas prices in effect at December 31, 2001, with offsetting amounts of deferred taxes of $340,420 and other comprehensive income of $579,630. During the three months ended March 31, 2002, natural gas prices increased. As a result, the asset at December 31, 2001 was eliminated along with the related deferred tax liability and a market-to-market liability of $215,600 and a deferred tax asset of $79,772 have been recorded. As a result, accumulated other comprehensive loss at March 31, 2002, was $135,828 and total comprehensive income for the three months ended March 31, 2002 was $1,744,532.

Note 5.  Accounting Standards

         Effective January 1, 2002, the Company adopted the following standards:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

         In June 2001, FASB issued SFAS No.142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

         The adoption of the standards had no impact of the Company's financial position or results of operations.

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

         The following table is a review of the results of operations of the Company for the three months ended March 31, 2002 and 2001. All items in the table are calculated as a percentage of total revenues.

                                                                                   March 31,
                                                                               2002         2001
                                                                           --------------------------
Revenues:
     Oil and gas production                                                         69%          47%
     Drilling                                                                       17%          30%
     Well operating, gathering, and other                                           14%          23%
                                                                           --------------------------
Total Revenues                                                                     100%         100%

Expenses:
     Oil and gas production                                                         17%          17%
     Drilling costs                                                                 15%          20%
     Well operating, gathering, and other                                            8%          11%
     General and administrative                                                      7%           7%
     Depreciation, depletion, and amortization                                      17%           8%
     Interest (net)                                                                  6%           7%
     Income taxes                                                                   10%          10%
                                                                           --------------------------
Total Expenses                                                                      80%          80%

Net Income                                                                          20%          20%
                                                                           ==========================




         The following discussion and analysis reviews the results of operations and the financial condition for the Company for the three months ended March 31, 2002 and 2001. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO MARCH 31, 2001

REVENUES

         Oil and gas revenues increased $320,165 (4%) to $8,388,115 for the three months ended March 31, 2002, from $8,067,950 for the three months ended March 31, 2001. The increase in oil and gas revenues reflects higher volumes of gas and oil production partially offset by lower prices received for natural gas and oil. The Company's production volumes for the three months ended March 31, 2002 were 2,395,614 MCFE (MCF equivalents) of natural gas compared to 2,090,323 MCFE for the three months ended March 31, 2001. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $3.50 and $3.86 per MCFE for oil and natural gas sold for the three months ended March 31, 2002 and 2001, respectively.

         Drilling revenues decreased $2,956,449 (59%) to $2,082,351 for the three months ended March 31, 2002, compared to $5,038,800 for the three months ended March 31, 2001. This decrease results from significantly less money raised in the private drilling programs reflecting the Company's shift from the fund raising business to its core business of exploration and production. As a result, 12.4 wells were drilled for third parties in the March 31, 2002 quarter compared to 30 wells in 2001.

         Well operating, gathering and other revenue decreased $2,266,801 (57%) to $1,678,280 for the three months ended March 31, 2002, compared to $3,945,081 for the three months ended March 31, 2001. This decrease results from lower natural gas gathering revenue (due to lower prices), and lower gas marketing revenues due to a significant reduction in gas purchased and sold to third parties because of reduced demand in 2002.

EXPENSES

         Oil and gas production expenses decreased $790,468 (29%) to $1,918,480 for the three months ended March 31, 2002, from $2,708,948 for the three months ended March 31, 2001, reflecting ongoing efficiencies in field operations and lower production taxes resulting from lower prices.

          Drilling costs decreased $1,691,601 (49%) to $1,752,455 for the three months ended March 31, 2002, compared to $3,444,056 at March 31, 2001, reflecting the lower costs and a significantly reduced number of wells drilled and completed for third parties.

         Well operating, gathering, and other decreased $885,690 (46%) for the three months ended March 31, 2002 to $1,028,226 from $1,913,916 at March 31, 2001 primarily as a result of decreased costs and amounts of gas purchased and sold to third parties.

         General and administrative expenses decreased $234,677 (21%) to $909,733 for the three months ended March 31, 2002, from $1,144,410 for the three months ended March 31, 2001. The decrease in G&A expense primarily reflects the elimination of costs incurred in the quarter ended March 31, 2001, associated with the business process reengineering activities with business consultants and the implementation of a new computer system.

         The increase in depreciation, depletion and amortization (DD&A) of $692,848 (49%) to $2,105,976 for the three months ended March 31, 2002, from $1,413,128 for the three months ended March 31, 2001, is the result of a nonrecurring favorable adjustment recorded in the quarter ended March 31, 2001 caused by higher reserves at March 31, 2001 than were used to estimate DD&A during the first three quarters of the year ended March 31, 2001 and higher production volumes recognized in the quarter ended March 31, 2002.


         For the three months ended March 31, 2002, net interest expense decreased $540,432 to $705,677 compared to $1,246,109 for the three months ended March 31, 2001. The decrease reflects lower interest rates on the Company's long-term debt partially offset by lower interest income resulting from lower rates earned on amounts invested in 2002 compared to 2001.

         Net income for the three months ended March 31, 2002 decreased $971,274 (28%) to $2,459,990 from $3,431,264 for the three months ended March 31, 2001 primarily reflecting lower prices received as well as decreases in other areas of income attributable to the Company's drilling and operating activities. The Company's net income attributable to common stock was $2,401,823 ($.16/share) for the three months ended March 31, 2002, compared to $3,373,048 ($.22/share) for the three months ended March 31, 2001, reflecting dividends declared on the Company's Series B Cumulative Preferred Stock.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, both of which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have decreased as a result of continued production quotas by members of OPEC, which has maintained the available supply of crude oil to world markets. Natural gas prices have decreased during the three months ended March 31, 2002, compared to the natural gas prices for the three months ended March 31, 2001. These decreases in price are attributed to higher storage supplies entering the winter of 2001/2002, higher natural gas demand for industrial use and warm weather curtailing demand for heating fuel in the United States. As a result of these market forces, the Company received an average price of $17.68 per barrel of oil for the three months ended March 31, 2002 compared to $25.69 for the three months ended March 31, 2001. The Company received an average price after recognition of a portion of the wellhead price in gas gathering and other revenues of $3.54 per MCF for its natural gas for the three months ended March 31, 2002, compared to $3.84 for the three months ended March 31, 2001. The Company cannot predict the duration of the current strength of oil and gas markets and prices, as those forces noted above as well as other variables may change.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $13,215,261 at March 31, 2002, compared to $16,443,735 at December 31, 2001. The decrease of $3,228,474 in working capital at March 31, 2002 reflects the cash flow from operations offset by cash used in financing activities and capital expenditures during the period.

The following table summarizes the Company's financial position at March 31, 2002 and December 31, 2001 (amounts in thousands):

                                      March 31,                   December 31,
                                        2002                          2001
                                 Amount          %           Amount          %
                                ---------      ----         --------       ----
Working Capital                 $  13,215        10         $ 16,444         12
Property and equipment (net)      117,451        88          113,248         86
Other                               1,989         2            2,735          2
                                ---------      ----         --------       ----
  Total                         $ 132,655       100         $132,427        100
                                =========      ====         ========       ====

Long-term debt                  $  67,000        51         $ 67,000         51
Deferred income taxes and
  other liabilities                 6,916         5            6,048          4
Stockholders' equity               58,739        44           59,379         45
                                ---------      ----         --------       ----
  Total                         $ 132,655       100         $132,427        100
                                =========      ====         ========       ====

The oil and gas exploration and development activities of NCE historically have been financed through the Drilling Programs, internally generated funds, and from bank and equity financing.


The following table summarizes the Company's Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (amounts in thousands):


                                                                 2002                2001
                                                             --------------      --------------
Net cash provided by operating activities                         $ 3,761             $ 7,817
Net cash used by investing activities                              (6,048)             (4,621)
Net cash used by financing activities                              (2,385)             (3,097)
                                                             --------------      --------------
(Decrease) increase in cash and equivalents                      $ (4,672)            $    99
                                                             ==============      ==============

As the above table indicates, the Company's cash provided by operating activities was $3,760,501 and $7,816,989 for the three months ended March 31, 2002, and 2001, respectively. This decrease reflects a lower level of earnings combined with changes in accrued expenses and reduced activities associated with its 2001 drilling program. Net income decreased by $971,274, and depreciation, depletion, and amortization increased by $692,848. The decreased activity also caused a decrease in working capital of $3,228,474 and a decrease in cash of $4,672,483.

         Net cash used for investing activities was $6,048,177 for the three months ended March 31, 2002, compared to $4,620,557 for the three months ended March 31, 2001 reflecting the Company's increased drilling for its own account.

         Net cash used in financing activities was $2,384,807 for the three months ended March 31, 2002, and $3,097,378 for the three months ended March 31, 2001. The amount used in 2002 was primarily for the redemption of the Company's Series B Preferred Shares while the amount used in 2001 was primarily used for repayment of long-term debt.

         At March 31, 2002, the company has $8,000,000 available on its revolving line of credit and cash balances totaling $17,363,441. The Company believes that its cash, cash flow from operations and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to commodity price interest rate and credit risks. The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the Subordinated Promissory Note between the Company and Nuon. The Company is exposed to commodity price risks related to natural gas and oil. The Company has entered into contracts to reduce its exposure to these risks, as discussed in the Company's financial statements filed herewith. In addition, quantitative and qualitative disclosures about market risk were included in the Company's form 10-K (Item 7A) and the financial statements included therein for the fiscal year ended December 31, 2001.

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


                             NORTH COAST ENERGY, INC.



May 7, 2002                  /s/ Omer Yonel
                             -------------------------------------------------
                             Omer Yonel
                             President, Chief Executive Officer and Director


                             NORTH COAST ENERGY, INC.



May 7, 2002                  /s/ Dale E. Stitt
                             -------------------------------------------------
                             Dale E. Stitt
                             Chief Financial Officer and
                             Principal Accounting Officer