Form 10-Q
period 2002-06-30
NORTH COAST ENERGY INC / DE/
filed 2002-08-08
CIK 839950

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Yes          X  .       No      .
          ------          ------




                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                             Outstanding at June 30, 2002
--------------------------------           ----------------------------------
  Common Stock, $.01 par value                      15,208,516

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES


                                                                        Page No.
                                                                        -------
PART I  - FINANCIAL INFORMATION

Consolidated Balance Sheets -                                               3
     June 30, 2002 (Unaudited) and December 31, 2001

Unaudited Consolidated Statements of Income -                               5
     For the Three and Six Months Ended June 30, 2002 and 2001

Unaudited Consolidated Statements of Cash Flows -                           6
     For the Six Months Ended June 30, 2002 and 2001

Unaudited Notes to Consolidated Financial Statements                        7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                    12

Quantitative and Qualitative Disclosures About Market Risk                 20

PART II - OTHER INFORMATION                                                21

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2002 and December 31, 2001






ASSETS                                                                      June 30,                December 31,
------                                                                       2002                       2001
                                                                      -------------------       -------------------
                                                                         (Unaudited)

CURRENT ASSETS
  Cash and equivalents                                                     $  12,884,892             $  22,035,924
  Accounts receivable                                                          6,233,122                 6,006,622
  Inventories                                                                    437,671                   290,481
  Prepaid drilling and other expenses                                            782,490                   474,411
                                                                      -------------------       -------------------
   Total current assets                                                       20,338,175                28,807,438

PROPERTY AND EQUIPMENT, at cost
  Land                                                                           222,822                   222,822
  Oil & gas properties (successful efforts)                                  134,237,969               121,195,745
  Gathering systems                                                           16,417,050                16,411,433
  Vehicles                                                                     2,481,787                 2,249,507
  Furniture & fixtures                                                           790,840                   748,974
  Buildings & improvements                                                     1,865,936                 1,862,382
                                                                      -------------------       -------------------
                                                                             156,016,404               142,690,863

Less accumulated depreciation, depletion
  and amortization                                                            33,117,051                29,442,909
                                                                      -------------------       -------------------
                                                                             122,899,353               113,247,954



OTHER ASSETS, net                                                              1,664,757                 2,734,966

















TOTAL ASSETS                                                               $ 144,902,285             $ 144,790,358
                                                                      ===================       ===================






       The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2002 and December 31, 2001

                                                                                     June 30,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2002                    2001
-----------------------------------------------------------------------------    ------------------      ------------------
                                                                                    (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                                                    $  2,920,304            $  3,395,272
  Accrued expenses                                                                       6,717,705               6,906,337
  Billings in excess of costs on uncompleted contracts                                           0               2,062,094
                                                                                 ------------------      ------------------
  Total current liabilities                                                           $  9,638,009            $ 12,363,703

LONG-TERM DEBT, net of current portion
  Affiliates                                                                            10,000,000              10,000,000
  Non-affiliates                                                                        57,000,000              57,000,000
                                                                                 ------------------      ------------------
                                                                                        67,000,000              67,000,000

ACCRUED PLUGGING LIABILITY                                                                 321,141                 367,394

DEFERRED INCOME TAXES                                                                    7,351,131               5,680,027

STOCKHOLDERS' EQUITY
  Series A, 6% Noncumulative Convertible Preferred                                             726                     731
    stock par value $.01 per share; 563,270 shares
    authorized; 72,591 and 73,096 shares issued and outstanding
    (aggregate liquidation value of $725,910)

  Series B, Cumulative Convertible Preferred stock, par                                          0                   2,329
    value $.01 per share;  625,000 shares authorized;
    0 and and 232,864 shares outstanding.

Undesignated Serial Preferred stock, par value $.01                                              0                       0
    per share;  811,730 shares authorized; no shares issued
    or outstanding

Common Stock, par value $.01 per share; 60,000,000                                         152,085                 152,080
    shares authorized; 15,208,516 and 15,208,031 shares issued and outstanding

Additional paid-in capital                                                              47,889,110              50,213,422
Accumulated other comprehensive (loss) income                                             (392,078)                579,630
Retained earnings                                                                       12,942,161               8,431,042
                                                                                 ------------------      ------------------
   Total stockholders' equity                                                           60,592,004              59,379,234


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $144,902,285            $144,790,358
                                                                                 ==================      ==================














       The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

            For the Three and Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)



                                                           Three Months Ended June 30,                Six Months Ended June 30,
                                                        ---------------------------------         ------------------------------
                                                             2002                2001                 2002              2001
                                                        ------------         ------------         ------------      ------------
REVENUE
 Oil and gas production                                 $  8,663,655         $  7,613,929         $ 17,051,770      $ 15,681,879
 Drilling revenues                                                 0            1,175,720            2,082,351         6,214,520
 Well operating, gathering, and other                      1,713,078            2,423,455            3,391,358         6,368,536
                                                        ------------         ------------         ------------      ------------
                                                          10,376,733           11,213,104           22,525,479        28,264,935
COSTS AND EXPENSES
 Oil and gas production expenses                           2,025,199            2,196,366            3,943,679         4,905,314
 Drilling costs                                                    0            1,185,830            1,752,456         4,629,886
 Well operating, gathering, and other                      1,306,518            1,558,295            2,334,743         3,472,211
 General and administrative expenses                       1,064,343              966,852            1,974,076         2,111,262
 Depreciation, depletion and amortization                  2,099,758            1,912,918            4,205,734         3,326,046
                                                        ------------         ------------         ------------      ------------
                                                           6,495,818            7,820,261           14,210,688        18,444,719
                                                        ------------         ------------         ------------      ------------

INCOME FROM OPERATIONS                                     3,880,915            3,392,843            8,314,791         9,820,216

OTHER INCOME (EXPENSE)
 Interest income                                              86,453              179,872              168,573           499,257
 Interest expense                                           (795,074)          (1,327,061)          (1,582,871)       (2,892,555)
                                                        ------------         ------------         ------------      ------------
                                                            (708,621)          (1,147,189)          (1,414,298)       (2,393,298)
                                                        ------------         ------------         ------------      ------------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                          3,172,294            2,245,654            6,900,493         7,426,918

PROVISION FOR INCOME TAXES                                 1,063,000              713,000            2,331,209         2,463,000
                                                        ------------         ------------         ------------      ------------

NET INCOME                                              $  2,109,294         $  1,532,654         $  4,569,284      $  4,963,918
                                                        ============         ============         ============      ============

NET INCOME APPLICABLE TO
 COMMON STOCK (after dividends on
 Cumulative Preferred Stock of $0 and $58,216 for
 the three months ended June 30, 2002 and 2001
 and $58,167 and $116,432 for the six months
 ended June 30, 2002 and 2001, respectively             $  2,109,294         $  1,474,438         $  4,511,117      $  4,847,486
                                                        ============         ============         ============      ============






NET INCOME PER SHARE
(basic and diluted)                                     $       0.14         $       0.10         $       0.30      $       0.32
                                                        ============         ============         ============      ============








      The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)


                                                                                 June 30,                June 30,
                                                                                   2002                    2001
                                                                          --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $  4,569,284            $  4,963,918
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization                                     4,205,734               3,326,046
    Deferred income taxes                                                        2,273,799               2,462,954
    Stock Bonus                                                                       --                    14,648
    Change in:
       Accounts receivable                                                      (1,033,950)                 50,014
       Inventories and other current assets                                       (455,269)              3,238,476
       Other assets, net                                                           450,655                 510,857
       Accounts payable and accrued expenses                                    (1,364,206)              2,070,131
       Billings in excess of costs on uncompleted contracts                     (2,062,094)             (6,214,520)
                                                                              ------------            ------------
          Total adjustments                                                      2,014,669               5,458,606
                                                                              ------------            ------------
          Net cash provided by operating activities                              6,583,953              10,422,524


CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment                                           (11,894,621)             (7,341,105)
 Proceeds on sale of property and equipment                                          1,275
 Acquisition of property and equipment                                          (1,456,833)
                                                                              ------------            ------------
          Net cash used by investing activities                                (13,350,179)             (7,341,105)


CASH FLOWS FROM FINANCING ACTIVITIES
 Redemption of Preferred B Stock                                                (2,326,640)                   --
 Repayment of long term debt                                                          --                (3,362,821)
 Dividends                                                                         (58,166)               (116,432)
                                                                              ------------            ------------
          Net cash used by financing activities                                 (2,384,806)             (3,479,253)

DECREASE IN CASH AND EQUIVALENTS                                                (9,151,032)               (397,834)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     22,035,924              18,189,760
                                                                              ------------            ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $ 12,884,892            $ 17,791,926
                                                                              ============            ============


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                    $  1,640,304            $  2,484,846
  Income taxes                                                                      32,012                    --














      The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Summary of Accounting Policies

          A.   General

               The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

               The balance sheet at December 31, 2001 presented in this report, has been derived from the audited financial statements at that date but does not include all of the information and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

          B.   Per Share Amounts

               The average number of shares used in computing basic and diluted net income per share was 15,208,516 and 15,242,401 and 15,208,031 and 15,249,444 for the three months ended June 30, 2002 and 2001, respectively and 15,208,340 and 15,241,991 and 15,207,493 and
               15,248,432 for the six months ended June 30, 2002 and 2001, respectively.

          C.   Reclassifications

               Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2.   Preferred Dividends

          The Company paid a dividend of $58,167 and $116,432 on the Cumulative Convertible Series B Preferred Stock during the six months ended June 30, 2002 and 2001, respectively. All dividends in arrears attributable to Series B Preferred were paid in December 2001. All Series B Preferred Shares were redeemed on March 31, 2002.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 3.   Related Party Transactions

          Prior to January 2002, a large portion of the Company's revenues, other than oil and gas production revenue, was generated from, or was a result of, the organization and management of oil and gas partnerships sponsored by the Company. The Company has since ceased to offer oil and gas partnership investments. The Company believes that the terms of any remaining related party transactions are consistent with terms that could have been obtained from unaffiliated third parties.

          Accounts receivable from affiliates amounted to $699,020 and $985,559 at June 30, 2002 and December 31, 2001, respectively, consist primarily of receivables paid on behalf of the partnerships that are managed by the Company and for administrative fees charged to the partnerships. During the six months ended June 30, 2002 and 2001, the Company acquired limited partnership interests in oil and gas partnerships that it had sponsored at a cost of approximately $290,000 and $676,000 respectively.

Note 4.  Financial Instruments

         Derivative Financial Instruments: The Company uses derivatives solely for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

         Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. "Costless collars" consist of a sold call option and a purchased put option such that the combined revenue and cost of these individual transactions is equal to or near zero. During 2001 and 2002, the Company entered into the following costless collar arrangements:


                                                     Monthly Volume      Price/Mcf
        Term                                              Mcf              Floor           Ceiling
        ----------------------------------------     --------------    -------------     ----------
        January 1, 2002 to December 31, 2002            130,000             3.34            4.52

        May 1, 2002 to December 31, 2002                139,000             3.29            4.62

        November 1, 2002 to March 31, 2003               98,000             3.08            3.48

        January 1, 2003 to December 31, 2003             98,000             3.33            4.45

        January 1, 2003 to December 31, 2003            130,000             3.45            5.11

        April 1, 2003 to December 31, 2003              135,000             4.07            5.23

        January 1, 2004 to December 31, 2004            132,000             3.85            5.30



         Gains or losses on the hedge relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 4.    Financial Instruments (Cont'd)


         price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at June 30, 2002:


                                                                                                       Fixed Price
                                                     Financial Hedges (Collars)                          Contracts
                                            --------------------------------------------          --------------------

                                                                           Estimated
                                                                   Realizable Price (MCF)                  Estimated
                                                 NYMEX             ----------------------                  Realizable
         Quarter Ending                      MMcf   Price (DTH)      Floor           Cap          MMcf     Price (MCF)
         --------------                      ----   -----------      -----           ---          ----     -----------

         September 30, 2002                   825      3.27          3.37           4.62          1,259        3.42
         December 31, 2002                  1,020      3.60          3.41           4.49          1,019        3.37
         March 31, 2003                       977      3.91          3.48           4.60            911        3.38
         June 30, 2003                      1,087      3.73          3.58           4.93            252        3.42
         September 30, 2003                 1,092      3.81          3.58           4.93            134        3.21
         December 31, 2003                  1,092      4.06          3.66           5.01             83        2.80
         March 31, 2004                       396      4.19          4.06           5.51             83        2.79
         June 30, 2004                        396      3.76          4.01           5.46             77        2.71
         September 30, 2004                   400      3.86          4.01           5.46             77        2.71
         December 31, 2004                    400      4.09          4.06           5.51             77        2.71


         Interest Rate Swap: During 2001 and the first six months of 2002, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to two years, thus reducing the impact of interest rate changes on future income. At June 30, 2002, the following contracts were outstanding:

                                                                                   LIBOR
                                 Term                           Notional           Rate             All-In
                                                                 Amount            Fixed          Rate Fixed
         -----------------------------------------------     ---------------    -------------    --------------

         January 1, 2002 to December 31, 2002                 $20,000,000           2.7%             4.6%

         January 1, 2002 to December 31, 2003                 $20,000,000           3.5%             5.4%

         January 1, 2003 to December 31, 2003                 $20,000,000           4.2%             6.0%

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)





Note 4.  Financial Instruments (Cont'd)

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

         The following tables summarize other comprehensive income of the Company for the three and six months ended June 30, 2002 and 2001.


                                                  Three Months Ended                     Six Months Ended
                                                       June 30                               June 30
                                             -----------------------------         -----------------------------
                                                 2002              2001               2002               2001
                                             -----------       -----------         -----------       -----------

         Net Income                          $ 2,109,294       $ 1,532,654         $ 4,569,284       $ 4,963,918

         Change in mark-to-market
           hedge asset (liability) net
             of deferred taxes:


             Natural gas hedging                  (4,222)        1,805,000            (719,680)        1,805,000

             Interest rate swaps                (252,028)                0            (252,028)                0
                                             -----------       -----------         -----------       -----------


         Comprehensive Income                $ 1,853,044       $ 3,337,654         $ 3,597,576       $ 6,768,918
                                             ===========       ===========         ===========       ===========

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

         The adoption of the standards had no impact on the Company's financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         North Coast Energy, Inc., a Delaware corporation ("NCE" or the "Company"), is an affiliate of nv NUON ("NUON"), a limited liability company organized under the laws of the Netherlands. NCE and its subsidiaries are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties. NCE derives its revenues from its own oil and gas production and turnkey drilling, well operations, gas gathering and gas marketing services it provides for third parties.

The following tables review the results of operations of the Company for the three and six months ended June 30, 2002 and 2001.



                                                           Three Months Ended            Six Months Ended
                                                                 June 30                     June 30
                                                        --------------------------    -----------------------

                                                           2002           2001          2002          2001
                                                        -----------    -----------    ----------    ---------
PRODUCTION
  Oil production (MBbls)                                      22              25            50           42
  Gas production (MMcf)                                    2,280           1,957         4,510        3,949
  Total production (Mmcfe)                                 2,413           2,108         4,808        4,199

AVERAGE PRICES
  Oil (per Bbl)                                            22.47           23.18         19.81        24.17
  Gas (per Mcf)                                             3.58            3.59          3.56         3.72
  Average price per Mcfe                                    3.59            3.61          3.55         3.74

AVERAGE COSTS (per Mcfe)
  Production expense (including                             0.84            1.04          0.82         1.17
  production taxes)
  Depreciation, depletion & amortization                    0.87            0.91          0.88         0.79
  General and administrative expense                        0.44            0.46          0.41         0.50

GROSS OPERATING MARGIN (per Mcfe)                           2.75            2.57          2.73         2.57

MBbls:  thousand barrels              MMcf:  Million cubic feet        Mmcfe:  Million cubic feet of
                                                                       natural gas equivalent
Bbl:  barrel                          Mcf:  thousand cubic feet

Operating Margin (per Mcfe): Average Price less Production Expense (including production taxes)

All items in the following table are calculated as a percentage of total revenues.


                                                          Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                     ---------------------------    ---------------------------
                                                        2002           2001            2002           2001
                                                     ------------   ------------    ------------   ------------
 Revenues:
     Oil and gas production                                83%              68%             76%            55%
     Drilling                                               0%              10%              9%            22%
     Well operating, gathering, and other                  17%              22%             15%            23%
                                                     ------------   ------------    ------------   ------------
 Total Revenues                                           100%             100%            100%           100%

 Expenses:
     Oil and gas production                                20%              20%             18%            18%
     Drilling costs                                         0%              11%              0%            16%
     Well operating, gathering, and other                  13%              14%             18%            12%
     General and administrative                            10%               8%              9%             7%
     Depreciation, depletion, and amortization             20%              17%             19%            12%
     Interest (net)                                         7%              10%              6%             8%
     Income taxes                                          10%               6%             10%             9%
                                                     ------------   ------------    ------------   ------------
 Total Expenses                                            80%              86%             80%            82%

 Net Income                                                20%              14%             20%            18%
                                                     ============   ============    ============   ============





The following discussion and analysis reviews the results of operations and the financial condition for the Company for three and six months ended June 30, 2002 and 2001. The review should be read in conjunction with the financial information presented elsewhere herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO JUNE 30, 2001

REVENUES

         Oil and gas revenues increased $1,049,726 (14%) to $8,663,655 for the three months ended June 30, 2002, from $7,613,929 for the three months ended June 30, 2001. The increase in oil and gas revenues reflects higher volumes of gas production partially offset by lower prices received for natural gas and oil. The Company's production volumes for the three months ended June 30, 2002 were 2,412,522 MCFE (MCF equivalents) of natural gas compared to 2,108,150 MCFE for the three months ended June 30, 2001. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $3.59 and $3.61 per MCFE for oil and natural gas sold for the three months ended June 30, 2002 and 2001, respectively.

         Drilling revenues decreased $1,175,720 (100%) to $0 for the three months ended June 30, 2002, compared to $1,175,720 for the three months ended June 30, 2001. There were no wells drilled for third parties in the June 30, 2002 quarter compared to seven wells in 2001. This decrease results from the Company's exodus from the drilling program business and its shift to its core business of exploration and production.

         Well operating, gathering and other revenue decreased $710,377 (29%) to $1,713,078 for the three months ended June 30, 2002, compared to $2,423,455 for the three months ended June 30, 2001. This decrease results from lower natural gas gathering revenue (due to lower prices), and lower gas marketing revenues due to a significant reduction in gas purchased and sold to third parties because of reduced demand in 2002.

EXPENSES

         Oil and gas production expenses decreased $171,167 (8%) to $2,025,199 for the three months ended June 30, 2002, from $2,196,366,for the three months ended June 30, 2001, reflecting ongoing efficiencies in field operations and lower production taxes resulting from lower prices.

          Drilling costs decreased $1,185,830 (100%) to $0 for the three months ended June 30, 2002, compared to $1,185,830 at June 30, 2001 due to no wells being drilled for drilling programs in the second quarter ending June 30, 2002.

         Well operating, gathering, and other decreased $251,777 (16%) for the three months ended June 30, 2002 to $1,306,518 from $1,558,295 at June 30, 2001 primarily as a result of decreased costs and amounts of gas purchased and sold to third parties.

         General and administrative expenses increased $97,491 (10%) to $1,064,343 for the three months ended June 30, 2002, from $966,852 for the three months ended June 30, 2001 primarily due to compensation and benefit related expenses.

         The increase in depreciation, depletion and amortization (DD&A) of $186,840 (10%) to $2,099,758 for the three months ended June 30, 2002, from $1,912,918 for the three months ended June 30, 2001, is the result of increased production volumes in the quarter ending June 30, 2002. DD&A per unit of production decreased 4% to $0.87 per Mcfe in the quarter ending June 30, 2002.

         For the three months ended June 30, 2002, net interest expense decreased $438,568 to $708,621 compared to $1,147,189 for the three months ended June 30, 2001. The decrease reflects lower interest rates on the Company's long-term debt partially offset by lower interest income resulting from lower rates earned on amounts invested in 2002 compared to 2001.

         Net income for the three months ended June 30, 2002 increased $576,640 (38%) to $2,109,294 from $1,532,654 for the three months ended June 30, 2001 due primarily to increased production volumes coupled with decreases in other areas of expense. The Company's net income attributable to common stock was $2,109,294 ($0.14/share) for the three months ended June 30, 2002, compared to $1,474,438 ($0.10/share) for the three months ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO JUNE 30, 2001

REVENUES

         Oil and gas revenues increased $1,369,891 (9%) to $17,051,770 for the six months ended June 30, 2002, from $15,681,879 for the six months ended June 30, 2001. The increase in oil and gas revenues reflects higher volumes of gas and oil production partially offset by lower prices received for natural gas and oil. The Company's production volumes for the six months ended June 30, 2002 were 4,808,136 MCFE (MCF equivalents) of natural gas compared to 4,198,473 MCFE for the six months ended June 30, 2001. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $3.55 and $3.74 per MCFE for oil and natural gas sold for the six months ended June 30, 2002 and 2001, respectively.

         Drilling revenues decreased $4,132,169 (66%) to $2,082,351 for the six months ended June 30, 2002, compared to $6,214,520 for the six months ended June 30, 2001. This decrease results from significantly less money raised in the private drilling programs, reflecting the Company's exodus from the fund raising business to focus on its core business of exploration and production.

         Well operating, gathering and other revenue decreased $2,977,178 (47%) to $3,391,358 for the six months ended June 30, 2002, compared to $6,368,536 for the six months ended June 30, 2001. This decrease results from lower natural gas gathering revenue (due to lower prices), and lower gas marketing revenues due to a significant reduction in gas purchased and sold to third parties because of reduced demand in 2002.

EXPENSES

         Oil and gas production expenses decreased $961,635 (20%) to $3,943,679 for the six months ended June 30, 2002, from $4,905,314 for the six months ended June 30, 2001, reflecting ongoing efficiencies in field operations and lower production taxes resulting from lower average gas prices.

          Drilling costs decreased $2,877,430 (62%) to $1,752,456 for the six months ended June 30, 2002, compared to $4,629,886 at June 30, 2001, reflecting the lower costs and a significantly reduced number of wells drilled and completed for drilling programs.

         Well operating, gathering, and other decreased $1,137,468 (33%) for the six months ended June 30, 2002 to $2,334,743 from $3,472,211 at June 30, 2001 primarily as a result of decreased costs and amounts of gas purchased and sold to third parties.

         General and administrative expenses decreased $137,186 (6%) to $1,974,076 for the six months ended June 30, 2002, from $2,111,262 for the six months ended June 30, 2001. The decrease in G&A expense primarily reflects the elimination of costs incurred in the quarter ended March 31, 2001, associated with the business process reengineering activities with business consultants and the implementation of a new computer system.

         The increase in depreciation, depletion and amortization (DD&A) of $879,688 (26%) to $4,205,734 for the six months ended June 30, 2002, from
$3,326,046 for the six months ended June 30, 2001, is the result of higher volumes of oil and gas produced during the six months ended June 30, 2002. DD&A per unit of production increased 11% to $0.88 per Mcfe for the six months ended June 30, 2002.

         For the six months ended June 30, 2002, net interest expense decreased $979,000 to $1,414,298 compared to $2,393,298 for the six months ended June 30, 2001. The decrease reflects lower interest rates on the Company's long-term debt partially offset by lower interest income resulting from lower rates earned on amounts invested in 2002 compared to 2001.

         Net income for the six months ended June 30, 2002 decreased $394,634 (8%) to $4,569,284 from $4,963,918 for the six months ended June 30, 2001 primarily reflecting lower prices received as well as decreases in other areas of income attributable to the Company's drilling and operating activities. The Company's net income attributable to common stock was $4,511,117 ($0.30/share) for the six months ended June 30, 2002, compared to $4,847,486 ($0.32/share) for the six months ended June 30, 2001.

INFLATION AND CHANGES IN PRICES

         Inflation affects the Company's operating expenses as well as interest rates, both of which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have increased as a result of continued production quotas by members of OPEC, and the available supply of crude oil to world markets. Natural gas prices have decreased during the six months ended June 30, 2002, compared to the natural gas prices for the six months ended June 30, 2001. These decreases in price are attributed to higher storage supplies entering the winter of 2001/2002, lower natural gas demand for industrial use and warm weather curtailing demand for heating fuel in the United States in the June 2002 period. As a result of these market forces, the Company received an average price of $19.81 per barrel of oil for the six months ended June 30, 2002 compared to $24.17 for the six months ended June 30, 2001. The Company received an average price after recognition of a portion of the wellhead price in gas gathering and other revenues of $3.56 per MCF for its natural gas for the six months ended June 30, 2002, compared to $3.72 for the six months ended June 30, 2001. The Company cannot predict the future direction of oil and gas markets and prices, as the forces noted above as well as other variables are subject to change.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $10,700,166 at June 30, 2002, compared to $16,443,735 at December 31, 2001. The decrease of $5,743,569 in working capital at June 30, 2002 is due mainly to the use of cash in the Company's drilling program, the acquisition of certain oil and gas properties and the redemption of the Company's Series B Preferred Shares.

The following table summarizes the Company's financial position at June 30, 2002 and December 31, 2001 (amounts in thousands):



                                                                June 30,                    December 31,
                                                                  2002                         2002
                                                      -----------------------        ---------------------
                                                         Amount           %            Amount        %
                                                      ----------     --------        ---------    --------

Working Capital                                        $ 10,700            8          $ 16,444          12
Property and equipment (net)                            122,899           91           113,248          86
Other                                                     1,655            1             2,735           2
                                                       --------     --------          --------    --------
    Total                                              $135,264          100          $132,427         100
                                                       ========     ========          ========    ========

Long-term debt                                         $ 67,000           49          $ 67,000          51
Deferred income taxes and other liabilities               7,672            6             6,048           4
Stockholders' equity                                     60,592           45            59,379          45
                                                       --------     --------          --------    --------
    Total                                              $135,264          100          $132,427         100
                                                       ========     ========          ========    ========

The oil and gas exploration and development activities of NCE historically have been financed through the drilling programs, internally generated funds, and from bank and equity financing.


The following table summarizes the Company's Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                                   2002                       2001
                                                              ---------------          --------------------

Net cash provided by operating activities                     $     6,584              $      10,423
Net cash used by investing activities                             (13,350)                    (7,341)
Net cash used by financing activities                              (2,385)                    (3,480)
                                                              ---------------          --------------------

Decrease in cash and equivalents                              $    (9,151)              $       (398)
                                                              ===============          ====================



As the above table indicates, the Company's cash provided by operating activities was $6,583,953 and $10,422,524 for the six months ended June 30, 2002, and 2001, respectively. This decrease reflects a slightly lower level of earnings combined with an increase in depreciation, depletion and amortization expense, reduced activities associated with its drilling programs and changes in accrued expenses. Net income decreased by $394,634, depreciation, depletion, and amortization increased by $879,688, and reduced activities associated with its drilling programs decreased approximately $2,400,000.

         Net cash used for investing activities was $13,350,179 for the six months ended June 30, 2002, compared to $7,341,105 for the six months ended June 30, 2001 reflecting the Company's increased drilling for its own account and the acquisition of producing oil and gas properties.

         Net cash used in financing activities was $2,384,806 for the six months ended June 30, 2002, and $3,479,253 for the six months ended June 30, 2001. The amount used in 2002 was primarily for the redemption of the Company's Series B Preferred Shares while the amount used in 2001 was primarily used for repayment of long-term debt.

         At June 30, 2002, the company has $8,000,000 available on its revolving line of credit and cash balances totaling $12,884,892. The Company believes that its cash, cash flow from operations and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to commodity price interest rate and credit risks. The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the Subordinated Promissory Note between the Company and NUON. The Company is exposed to commodity price risks related to natural gas and oil. The Company has entered into contracts to reduce its exposure to these risks, as discussed in the Company's financial statements filed herein. In addition, quantitative and qualitative disclosures about market risk were included in the Company's form 10-K (Item 7A) and the financial statements included therein for the fiscal year ended December 31, 2001.

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


                                         NORTH COAST ENERGY, INC.


August 1, 2002                           /s/ Omer Yonel
                                         ---------------------------------------
                                         Omer Yonel
                                         President, Chief Executive Officer and
                                         Director


                                         NORTH COAST ENERGY, INC.


August 1, 2002                           /s/ Dale E. Stitt
                                         ---------------------------------------
                                         Dale E. Stitt
                                         Chief Financial Officer and
                                         Principal Accounting Officer