Form 10-K
period 2002-12-31
NORTH COAST ENERGY INC / DE/
filed 2003-03-26
CIK 839950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



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

    Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]    No. [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 28, 2003, the Registrant had outstanding 15,251,679 shares of Common Stock, 72,336 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock.

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No. [X]

    The aggregate market value of Common Stock held by non-affiliates of the Registrant at February 28, 2003, was $12,960,941 which value was computed on the basis of $6.33 per share of Common Stock, the mean between the closing bid and ask price as reported for that day on the Nasdaq Stock Market.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

                               Part of Form 10-K

                        Part III (Items 11, 12, and 13)

                       Document Incorporated by Reference

 Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of
1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2002, is incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     North Coast Energy, Inc., ("NCE"), is an independent energy company engaged in the exploration, development and production of natural gas and oil in the Appalachian Basin of the United States. The Company began operations in 1981.

     As of December 31, 2002, the Company owned interests in 4,138 wells, and operated 3,869 of these wells. In connection with producing natural gas from the wells it operates, the Company currently owns and operates 1,523 miles of natural gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States. At December 31, 2002, the Company had estimated net proved reserves of approximately 174 Bcf (billion cubic feet) of natural gas and 1.3 million barrels of oil. The estimated future net cash flows from these reserves had a present value (discounted at 10 percent) before income taxes of approximately $243 million at December 31, 2002. Daily net production as of December 31, 2002 was approximately 25 MMcf (million cubic feet of natural gas) and 257 barrels of oil. At that date, the Company held leases on 415,515 gross (320,736 net) acres, including 230,270 gross (172,232 net) undeveloped acres.

     The Company has grown principally through the acquisition of producing natural gas properties and related gas gathering facilities and the exploration and development of its leasehold acreage. We have a consistent track record of reserve replacement and growth through both drilling and acquisitions. In 2002, the Company drilled 115 wells at a direct cost of $20.7 million, adding 19.2 Bcfe (billion cubic feet of natural gas equivalent) at an average cost of $1.08 per Mcfe (thousand cubic feet of natural gas equivalent). All of the wells drilled by the Company in 2002 were commercially productive. In addition, we acquired producing properties having 7.7 Bcfe of proved developed reserves at an average cost of $0.45 per Mcfe.

     Our proved reserves totaled 182 Bcfe at December 31, 2002, of which 96% was natural gas. This proved reserve level is the Company's highest ever, and represents an 18% increase over the prior year-end. The increase is due to our successful drilling programs in 2001 and 2002, aided by strong year-end commodity prices.

     In 2002, net income was $9.8 million, or $0.64 per share and was the highest annual level of earnings that we have ever achieved. Cash flow of $23.8 million, or $1.56 per share, was also a record, and represented a 16% increase over last year. The strong commodity prices experienced in 2002 combined with increased oil and gas production and strategic hedging of natural gas prices were the main factors in this year's financial success. At December 31, 2002, the Company had approximately 72% of its expected production in 2003 from proved developed producing reserves hedged through fixed-price contracts and financial collars at an average price of $3.65 per Mcf at the collar floor price and $4.52 at the collar ceiling price.

SIGNIFICANT EVENTS

     ON AUGUST 2, 2001, THE COMPANY CHANGED ITS FISCAL YEAR END FROM MARCH 31 TO A CALENDAR YEAR END OF DECEMBER 31. AS A RESULT, THE OPERATIONAL AND FINANCIAL INFORMATION PRESENTED IN THIS REPORT WILL REFLECT THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND MARCH 31, 2001 AS WELL AS THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2001. FOR COMPARATIVE PURPOSES THE UNAUDITED TWELVE MONTHS ENDED DECEMBER 31, 2001 AND NINE MONTHS ENDED DECEMBER 31, 2000 ARE ALSO PRESENTED.

     The Company stopped offering drilling investment programs at the end of 2001 -- electing to focus its resources on growing its exploration and production business. We do not plan to offer investment programs to outside investors in the future.

     In August 2002, the Company offered to buy all of the outstanding interests in 17 of its prior drilling programs. A majority of the interests in 14 of the partnerships voted in favor of selling the partnerships' assets to the Company. We acquired the assets of these 14 partnerships; the partnerships were terminated; and the proceeds of the sale were distributed to the remaining investors.

AREA OF OPERATIONS

     The Appalachian Basin is located in close proximity to major natural gas markets in the northeastern United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of the Basin's production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian Basin natural gas than those prices available in the Gulf Coast and Mid-continent regions of the United States. The Basin is the oldest gas and oil producing region in the United States and includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Although the Basin has sedimentary formations indicating the potential for deposits of gas and oil reserves to depths of 30,000 feet or more, most production in the Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized by long-lived reserves that produce for more than 20 years. Drilling success rates of the Company and other operators drilling to these formations historically have exceeded 90%.

     Long production life and high drilling success rates in these shallow formations has resulted in a highly fragmented, extensively drilled, low technology operating environment in the Basin. As a result, there has been limited testing or development of productive and potentially productive formations at deeper depths in the Basin. The Company believes that significant exploration and development opportunities exist in these deeper, less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies. In 2002, we drilled six wells to the Knox series of formations, four of which were commercially productive. While two wells were nonproductive in the Knox formations, they were completed as producing wells in the Trenton/Black River formation. In 2003, we plan to drill 14 gross wells to this deeper more prolific formation.

BUSINESS STRATEGY

     The Company's business strategy is to increase stockholder value by increasing production, operating margins and cash flow through the exploration and development of our existing and acquired acreage base; by making strategic acquisitions that either enhance operating results and/or are beneficial to the Company's future strategic positioning; by improving profit margins through operational and technological efficiencies; and through the further expansion of the Company's gas gathering systems. The key elements of the Company's business strategy are as follows:

     - Maintain a Balanced Drilling Program. The Company intends to focus its exploration and development activities on a well-balanced portfolio of development drilling in the shallow blanket formations of the Basin and development and exploratory drilling in the deeper more prolific formations in the Basin. This broad portfolio approach allows the Company to optimize economic returns and minimize certain of the geological risks associated with gas and oil development and exploration.

     - Make Strategic Acquisitions That Enhance Operating and Financial
       Results. The Company uses a highly disciplined approach to acquisition analysis that requires each acquisition to be accretive to the Company's long-term operational and financial performance. Approval to proceed with an acquisition requires input and approval from all key areas of the Company. These areas include field operations, exploration and production, finance, legal, land management and environmental compliance.

     - Improve Profit Margins. The Company intends to become one of the most efficient operators in the Basin. To accomplish this goal, we intend to improve our profit margins on the production from existing and acquired properties through advanced production techniques, operating efficiencies, mechanical improvements and the use of enhanced recovery methods.

     - Expand its Natural Gas Gathering Systems. The Company currently owns and operates approximately 1,523 miles of gas gathering lines in Ohio, Pennsylvania, West Virginia and Kentucky. All of these lines connect or have the ability to connect to various intrastate and interstate natural gas transmission and distribution systems. The interconnections with these pipelines give the Company access to numerous natural gas markets, including existing and proposed electric power generating facilities. We intend to continue to expand our gas gathering systems to further enhance production capacity and improve the rate of return on our exploration and development operations.

     - Risk Management. The Company manages its exposure to natural gas price volatility by selling a portion of its future gas production under fixed-price contracts with varying expiration dates, using financial hedging instruments to realize a target price for a portion of its future gas production and by monitoring technical and fundamental information to determine when to use various financial hedging techniques. We believe that over the next decade those companies that master the ability to manage the volatility of natural gas prices will be successful - given the fundamental shift in the price of this commodity that appears to have taken place.

ACQUISITIONS

The Company's acquisition strategy focuses on natural gas properties and entities that can provide:

     - Enhanced cash flow,

     - Additional drilling and development opportunities,

     - Synergies with the Company's existing properties,

     - Enhancement potential of current operations, and/or

     - Economies of scale and cost efficiencies.

     In the three calendar years ended December 31, 2002, the Company acquired approximately 11 Bcfe of proved developed reserves at an average cost of $0.51 per Mcfe. In addition during that period, the Company acquired various gas gathering systems and numerous drilling locations.

GAS AND OIL OPERATIONS AND PRODUCTION

     Operations. The Company operates 93% of the wells in which it holds working interests. It seeks to maximize the value of its properties through operating efficiencies, operating cost reductions and equipment improvements.

     We currently maintain production field offices in Ohio, West Virginia and Kentucky. Through these offices, management, technical professionals and field personnel continuously review our properties to identify actions which could reduce operating costs and improve production.

     Production. The following table summarizes the net gas and oil production and the average sales prices and average production (operating) expenses per equivalent unit of production for the years ended December 31, 2001 and 2002, the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001.

                                   PRODUCTION

                                                 PRODUCTION             SALES PRICE         AVERAGE
FISCAL YEAR OR                             -----------------------   -----------------   OPERATING COST
PERIOD ENDED                               OIL (MBBLS)   GAS (BCF)   PER BBL   PER MCF    PER MCFE (1)
--------------                             -----------   ---------   -------   -------   --------------
March 31, 2001...........................       96          7.8      $28.28     $3.40        $1.08
December 31, 2001 (2)....................       82          6.4       20.75      3.31          .93
December 31, 2001........................       98          8.4       21.57      3.43         1.01
December 31, 2002........................      104          9.6       22.63      3.64         0.84

---------------

(1) For calculation of average operating cost (including production taxes) per Mcfe, the standard ratio of 6:1 for natural gas to oil was used.

(2) Nine months ended December 31, 2001.

EXPLORATION AND DEVELOPMENT

     The exploration and development activities we conduct have primarily involved exploring and developing our existing acreage and acquiring proved undeveloped gas and oil properties and exploring and developing these properties.

     The Company's historical drilling operations in the Basin have principally involved drilling to the Clinton/ Medina sandstone formation. This formation is a gas and oil bearing sandstone, which underlies a large portion of eastern Ohio and western Pennsylvania in varying thicknesses and at depths ranging generally from 2,800 to 7,500 feet. Substantially all of the wells that the Company has drilled to this formation have depths ranging between 3,500 and 6,700 feet.

     In 1993, the Company began a seismic data program that led to the inception of exploratory and development drilling to formations below the Clinton/Medina Sandstone on a portion of its Ohio leasehold acreage. This exploratory drilling has focused on the Knox Group, a sequence of sandstone and dolomite formations that includes the Rose Run, Beekmantown and Trempealeau productive zones, at depths ranging from 2,500 to 8,000 feet.

     In the Company's area of interest, the Knox formations are found approximately 2,000 feet below the Clinton formation at depths between 5,000 and 7,000 feet. To date, the Company's exploration of the Knox formations has resulted in 12 commercially productive wells of the 17 wells drilled. Indicative of the more prolific nature of the deeper formations in the basin, productive Knox wells represented only 0.3% of the Company's producing wells, while accounting for 13% of the Company's gas and oil production in 2002.

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

     We continually evaluate undeveloped prospects originated by our technical staff as well as prospects generated by other independent geologists and gas and oil companies. If the review of a prospect indicates that it may be geologically and economically attractive, we will attempt to lease the mineral rights encompassing the prospect's acreage. Typically, we will acquire the entire working interest in a lease by paying a lease bonus and annual rentals subject to a landowner's royalty and, where the property is acquired through a third party, possibly an overriding royalty interest.

     In the twelve months ended December 31, 2002, the Company drilled 115 gross (100.8 net) wells in its four state operating area at a direct cost of approximately $20.7 million for the net wells. In 2003, the Company expects to spend approximately $17 million to drill 100 gross (90 net) development and exploratory wells. The Company believes that its diversified portfolio approach to its drilling activities results in more consistent and predictable economic results than might be experienced with a less diversified or higher risk drilling profile.

     The following table sets forth the results of drilling activities on the Company's properties. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the gas and oil reserves generated.

                              DRILLING ACTIVITIES

                             FISCAL YEAR ENDED   FISCAL YEAR ENDED   NINE MONTHS ENDED   FISCAL YEAR ENDED
                             DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2001    MARCH 31, 2001
                             -----------------   -----------------   -----------------   -----------------
Exploratory Wells(1)
  Productive
     Gross.................            8                  7                   7                   5
     Net...................          6.1                6.5                 6.5                 4.3
  Dry
     Gross.................            0                  0                   0                   0
     Net...................            0                  0                   0                   0
Development Wells(2)
  Productive(3)
     Gross.................          107                 77                  57                  46
     Net...................         94.7               51.3                49.3                13.2
  Dry
     Gross.................            0                  0                   0                   0
     Net...................            0                  0                   0                   0
Total Wells
  Productive
     Gross.................          115                 84                  64                  51
     Net...................        100.8               57.8                55.8                17.4
  Dry
     Gross.................            0                  0                   0                   0
     Net...................            0                  0                   0                   0

---------------

(1) Exploratory Wells are those wells drilled outside the confines of a known productive reservoir area.

(2) Development Wells are those wells drilled within the confines of a known productive reservoir.

(3) The number of productive wells for the year ended December 31, 2002 includes 20 gross (20 net) wells that were waiting for pipeline connection or well completion operations at December 31, 2002.

DRILLING PROGRAMS

     From the Company's inception in 1981 through 2001, we sponsored investment programs to engage in gas and oil drilling and development operations on behalf of outside investors. The Company stopped offering these investment programs in 2002 and does not intend to offer such programs in the future. We are currently managing the assets of nine remaining investment programs.

OIL FIELD SERVICE OPERATIONS

     As of December 31, 2002, NCE operated 3,869 wells located in Ohio, Pennsylvania, West Virginia and Kentucky. As operator of these wells, the Company is responsible for the maintenance and verification of all production records, contracting for gas and oil sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production services for producing wells. The Company may, however, subcontract certain field operations that require third party services. The Company receives a monthly operating fee for each producing well it operates for third parties and is reimbursed for most third party costs associated with operating and producing these wells. Each working interest owner in a well pays the Company its share of the operating fee based upon its aggregate interest in the well.

GAS GATHERING ACTIVITIES

     In connection with the drilling and completion of the natural gas wells that we operate, the Company has acquired, constructed and owns approximately 1,523 miles of gas gathering systems throughout Ohio, Pennsylvania, West Virginia and Kentucky. These gathering lines carry natural gas from the wellhead to various gas transmission systems for sale to utilities, the Company's industrial customers and to natural gas marketers purchasing gas for resale to others. The Company intends to continue to acquire and construct gathering systems and to establish compressor facilities in order to expand its existing and future potential markets.

     For its gas gathering services, the Company collects certain allowances from public utilities, end users or other natural gas purchasers, including natural gas marketers. Gathering fees and allowances in 2002 averaged approximately $0.19 per Mcf.

MARKETS

     Our ability to market gas and oil depends, to an extent, on factors beyond our control. The potential effects of governmental regulation and market factors including alternative domestic and imported energy sources, available pipeline capacity, and general market conditions are not entirely predictable.

     Natural Gas. Natural gas is generally sold pursuant to individually negotiated gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend for a year or more. The Company's natural gas customers include utilities, natural gas marketing companies, and a variety of commercial and industrial end users. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily
 -- reflecting changing market conditions.

     The deliverability and price of natural gas are subject to both governmental regulation and the forces of supply and demand. During the past several years, regional natural gas surpluses and shortages have occurred resulting in wide fluctuations in the prices paid to producers.

     The contract duration for each of the Company's gas purchase agreements varies widely. Additionally, several of our contracts provide for prices to be set monthly based on published NYMEX (New York Mercantile Exchange) or Appalachian price indices. The Columbia Gas Transmission Corp. and Dominion Transmission Inc. Appalachia Index prices, which create a basis for spot sale prices in the Mid-Atlantic and Northeast regions of the United States, ranged from $2.17 to $4.41 per MMBtu during 2002. (One MMBtu represents one million British Thermal Units. One MMBtu is approximately equal to one Mcf.) At December 31, 2002, approximately 13% of the Company's natural gas contracts were fixed-price contracts with industrial end-users. The prices received from these contracts range between $3.36 and $6.20 per Mcf. The remainder of fixed-price contracts was with utilities and natural gas marketers. The prices received from these contracts range between $2.42 and $4.30 per Mcf. In 2002, the Company received an average price of $3.64 per Mcf. In 2002, one customer purchased 20% of the gas produced by the Company.

     Due to the high volatility of natural gas prices over the last three years, the Company has adopted a price hedging strategy of converting, where possible, fixed-price contracts to short-term market sensitive contracts. Where successful, this allows the Company to financially hedge the converted volumes. For 2003, the Company has approximately 18% of its production committed to fixed-price contracts at an average price of $3.74 per Mcf. The Company has also put costless collars on approximately 54% of its expected 2003 production from proved developed producing reserves, with a weighted average floor and ceiling of $3.61 and $4.77 per Mcf, respectively. The Company also has costless collars on 39% of its 2004 proved developed reserves with a weighted average floor price of $3.72 per Mcf and a weighted average ceiling price of $5.38 per Mcf. Costless collars are financial hedging instruments that the Company uses to limit the impact of price decreases, (the "floor price"), in turn placing an upward limit on the potential benefit of price increases (the "ceiling price").

     During the past several years, periodic overabundances or short-term shortages of natural gas deliverability and promulgation of state and federal regulations pertaining to the sale, transportation, and marketing of natural gas have resulted in high volatility of natural gas prices. Recent trends have also shown that there may be an imbalance between supply and demand as evidenced by the increase in natural gas futures prices during 2002.

     Crude Oil. Oil produced from the Company's properties is generally sold at the prevailing field price to one or more unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. The Company received an average price of $22.63 per barrel for its oil in 2002; however, during the last several years prices paid for crude oil have fluctuated substantially. The price posted for purchase contracts for the sale of Pennsylvania-grade crude oil at December 31, 2002 was $27.50, compared to $16.25 at December 31, 2001. Future oil prices are difficult to predict due to the impact of worldwide economic and political events. Oil production comprised approximately 6% of our total gas and oil production calculated on a Mcfe basis in 2002. Therefore, an increase or decrease in oil prices will have a minimal impact on revenues when compared to the effect of the price of natural gas. To the extent that the price that the Company receives for its crude oil increases or decreases from current levels, revenues from oil production will be affected accordingly.

COMPETITION

     The gas and oil industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of gas and oil production. There is competition among gas and oil producers as well as with other industries in supplying energy and fuel to end-users.

     The Company's competitors in gas and oil exploration, development and production include numerous independent gas and oil companies, individual proprietors, natural gas pipelines and their affiliates. Many of these competitors possess and employ financial and personnel resources substantially in excess of those of the Company. The ability of the Company to increase its production and add to its reserves in the future will depend on the availability of capital, the ability to exploit its current lease holdings and the ability to identify and acquire suitable producing properties and undeveloped prospects for future exploration and development.

REGULATION

     Exploration and Production. The exploration, production and sale of natural gas and oil are subject to various local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Such regulations may adversely affect the rate at which the Company's wells produce gas and oil. In addition, legislation and new regulations concerning gas and oil exploration and production operations are constantly being reviewed and proposed. Most of the states in which the Company owns and operates properties have laws and regulations governing several of the matters enumerated above. Compliance with the laws and regulations affecting the gas and oil industry generally increases our cost of doing business and consequently affects our profitability.

     Environmental Matters. Discharging oil, gas or other pollutants into the air, soil or water may give rise to liabilities and may require the Company to incur costs to remedy the discharge. Natural gas, oil or other pollutants (including brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities or gas and oil wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges (whether or not accidental). Compliance with these laws and regulations may increase the cost of gas and oil exploration, development and production although the Company does not currently anticipate that compliance will have a material adverse effect on our capital expenditures or earnings.

     We do not believe that our environmental risks are materially different from those of comparable companies in the gas and oil industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increases in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable. The amount of such coverage is currently not less than $1 million and is provided on a "claims made" basis.

     Marketing and Transportation. The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and sale for resale of natural gas under the Natural Gas Act of 1938 ("NGA"). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 ("NGPA"). The Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), eliminated all gas price regulation effective January 1, 1993.

     In 1992 FERC finalized Order 636, regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings, which include gathering, transportation, storage, and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although the Company is not an interstate pipeline, we believe the changes brought about by Order 636 have increased natural gas price competition in the marketplace.

     Various rules, regulations and orders, as well as statutory provisions may also affect the price of natural gas production and the transportation and marketing of natural gas.

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's gas and oil operations are subject to the operating hazards and risks normally incident to drilling for and producing gas and oil, such as encountering unusual formations and pressures, blowouts, environmental pollution, and personal injury. We will maintain such insurance coverage as we believe to be appropriate, taking into account the size of the Company and its proposed operations. The Company currently does not maintain insurance coverage for physical loss or damage to equipment located on the wells or for inventory such as crude oil stored in tanks. Our insurance policies also have standard exclusions. Losses can occur from an uninsurable risk or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured, could have an adverse impact on the Company's revenues and earnings.

EMPLOYEES

     At February 28, 2003, the Company had 150 full-time employees, including 105 field employees, 3 petroleum engineers, 3 geologists, 1 geoscientist, 6 accountants, 2 landmen, 1 attorney, and 2 gas marketers. No employees are represented by a union, and the Company believes that it maintains good relations with its employees.

KEY EMPLOYEES

     In addition to the officers and directors listed in Item No. 10, the following personnel are key to the Company's operations.

     TONY L. ANDERSON currently serves as Operations Manager for the Company's Southern Appalachian Business Unit. He is responsible for coordinating some of the Company's engineering functions as well as being responsible for the business unit's producing operations. He started his career in 1984 when he was hired by KemGas, a wholly-owned subsidiary of Kaiser Aluminum. Mr. Anderson served as Production/Reservoir Engineer for Presidio Oil. He has 18 years of experience in the gas and oil industry. He received a BS degree in Petroleum Engineering from Marietta College and is a Professional Registered Engineer.

     EDWARD J. ANDREWS joined the Company in January 2003 as Senior Exploration Geoscientist. From 1992 to 2002 he served as Senior Staff Geophysicist for Belden & Blake Corporation and from 1983 to 1992 as Senior Geophysicist for Standard Oil Company and British Petroleum Company. He has 27 years of energy industry experience. Mr. Andrews holds a BS degree in Geology and an MS degree in Geophysics from Bowling Green State University. He is a member of the Society of Exploration Geophysicists and the Ohio Oil and Gas Association.

     DAVID L. COX has served as Manager of Geology since March 2002. He has been employed as a Petroleum Geologist since 1980, previously working for Belden & Blake Corporation, Presidio Oil, and Kaiser Energy. He is a Certified Petroleum Geologist with the American Association of Petroleum Geologists, where he has been a member since 1983. Mr. Cox holds a BS degree in Geology from West Virginia University and has served two terms as President of the Appalachian Geological Society.

     ROBERT A. CRISSINGER serves as the District Manager for the Company's Northern Appalachian Business Unit, encompassing drilling and production operations in northern Ohio and Pennsylvania. He holds a BS degree in petroleum engineering from Marietta College. Mr. Crissinger has 25 years of engineering experience and 30 years of diversified gas and oil industry experience that includes working for a major integrated gas and oil company and large and small independent gas and oil companies. Mr. Crissinger is a member of the Society of Petroleum Engineers, the Ohio Oil and Gas Association, and the Oil and Gas Association of New York.

     CHARLES P. FABER joined the Company in May 2001 as Director of Corporate Development. He previously served as Vice President of Corporate Development for Belden & Blake Corporation from 1993 to April 2001 and as Senior Vice President of Capital Markets for that company from 1988 to 1993. Mr. Faber was employed as Senior Vice President of Marketing for Heritage Asset Management from 1986 to 1988. From 1983 to 1986, he served as President and Chief Executive Officer of Samson Properties Incorporated, a gas and oil investment management company headquartered in Tulsa, Oklahoma. Mr. Faber holds a BBA degree in Marketing and an MBA in Finance from the University of Wisconsin where he graduated with honors. He is a member of the Independent Petroleum Association of America, the Ohio Oil and Gas Association and the National Investor Relations Institute.

     ROBERT R. GESSNER, JR. was appointed to the position of Corporate Controller in 2001. He joined the Company as Director of Corporate Development in May 2000. From April 1988 through April 2000, Mr. Gessner was employed by Belden & Blake Corporation, an Appalachian-based gas and oil company, where he was involved in all phases of operational accounting and financial reporting. From 1979 to 1988, he served as Senior Accountant for the M.A. Hanna Company. Mr. Gessner received a BBA degree in Accounting from Cleveland State University. He is a Certified Public Accountant and a member of the Ohio Society of Certified Public Accountants.

     PAUL W. POOLE, SR. is District Manager for the Company's Southern Appalachian Business Unit. He joined the Company as Land Manager in March, 2000 when the Company acquired NCEE. He was previously employed by Belden and Blake Corporation as Land Manager and Corporate Land Due Diligence Team Leader for all acquisitions. He was a charter employee of Kaiser Energy and has 31 years experience in the gas and oil industry having served as Assistant General Manager with Kaiser Energy and Eastern Division Land Manager with Presidio Oil Company. He holds an AA Degree in Business Administration and is a member of the American Association of Petroleum Landmen ("AAPL") and the Michael Benedum Chapter of the AAPL.

     JOHN M. SINGER has served as Director of Gas Marketing since December 2001. Prior to joining the Company, Mr. Singer was responsible for acquiring and marketing natural gas with Columbia Energy Services, Inc. from 1996 to 2000 and with Enron North America from 2000 to 2001. From 1993 to 1996 he was employed by Belden & Blake Corporation in its Gas Marketing Division. Mr. Singer holds an Associate Degree in Applied Business from Stark State College of Technology and is a Certified Public Accountant (inactive). He is a member of the Ohio Oil and Gas Association ("OOGA"), the Independent Oil and Gas Association of West Virginia ("IOGA-WVA") and the Kentucky Oil and Gas Association. He serves on the Natural Gas Committee for OOGA and the Commerce Committee for IOGA-WV.

ITEM 2.  PROPERTIES

     Proved Reserves. The following table reflects the Company's estimates of proved gas and oil reserves as of December 31, 2002. These estimates were reviewed and agreed to by Schlumberger Data and Consulting Services.

                                    RESERVES

Oil Reserves (MBbls)
  Proved Developed..........................................     1,204
  Proved Undeveloped........................................       115
                                                               -------
     Total..................................................     1,319
                                                               =======
Gas Reserves (MMcf)
  Proved Developed..........................................   150,979
  Proved Undeveloped........................................    22,693
                                                               -------
     Total..................................................   173,672
                                                               =======
MMcf Equivalent(1)
  Proved Developed..........................................   158,203
  Proved Undeveloped........................................    23,383
                                                               -------
     Total..................................................   181,586
                                                               =======

---------------

(1) Oil was converted to Mcfe in the standard ratio of one Bbl equals six Mcf.

     See Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's gas and oil reserves. The following table sets forth the estimated future net cash flows from the proved reserves of the Company as of December 31, 2002 determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

             ESTIMATED FUTURE NET CASH FLOWS (BEFORE INCOME TAXES)
                  ATTRIBUTABLE TO ESTIMATED PRODUCTION DURING

                            (IN THOUSANDS)
2003........................................................   $ 33,484
2004........................................................     36,763
2005........................................................     35,702
2006 and thereafter.........................................    557,857
                                                               --------
                                                               $663,806
                                                               ========

     Estimated future net cash flows represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs, including production taxes, ad valorem taxes, operating costs, development costs and additional capital investment. Estimated future net cash flows were calculated on the basis of prices and costs estimated to be in effect at December 31, 2002 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.

     The following table sets forth the weighted average prices for gas and oil utilized in determining the Company's reserves.

                                         YEAR ENDED       NINE-MONTHS ENDED   FISCAL YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001    MARCH 31, 2001
                                      -----------------   -----------------   -----------------
Gas (per Mcf).......................        $5.02               $3.13               $5.01
Oil (per Bbl).......................        27.00               17.25               23.25
Per Mcfe............................         5.00                3.12                4.95

     Gas and Oil Properties. In the following tables, "gross" refers to the total wells or acres in which the Company has a working interest and "net" refers to gross wells or acres multiplied by the Company's percentage working interest in them.

     Productive Wells. The following table shows the number of gross and net productive gas and oil wells operated by the Company as of December 31, 2002. Wells are classified as gas or oil according to their predominant product stream.

                                              GAS WELLS      OIL WELLS     TOTAL WELLS
                                            -------------   -----------   -------------
STATE                                       GROSS    NET    GROSS   NET   GROSS    NET
-----                                       -----   -----   -----   ---   -----   -----
Ohio......................................  1,315     980      0      0   1,315     980
Pennsylvania..............................    573     456     28     10     601     466
West Virginia.............................  1,457   1,240    364    361   1,821   1,601
Kentucky..................................    132     127      0      0     132     127
                                            -----   -----    ---    ---   -----   -----
     Totals...............................  3,477   2,803    392    371   3,869   3,174
                                            =====   =====    ===    ===   =====   =====

     Acreage. The following table shows the Company's developed and undeveloped leasehold acreage on both a gross and net basis as of December 31, 2002. The amount included in proved undeveloped acreage recognizes only the acreage directly offsetting locations to wells that have indicated commercial production in the objective formation and that the Company expects to drill in the near future.

                               LEASEHOLD ACREAGE

Total Leasehold Acreage
  Gross Acres...............................................   415,515
  Net Acres.................................................   320,736
Developed Acreage
  Gross Acres...............................................   175,045
  Net Acres.................................................   140,752
Proved Undeveloped Acreage
  Gross Acres...............................................    10,200
  Net Acres.................................................     7,752
Unproved Acreage
  Gross Acres...............................................   230,270
  Net Acres.................................................   172,232

     The Company owns a 12,000 square foot building, its corporate headquarters, in Twinsburg, Ohio. As part of the acquisition of Peake Energy, Inc. in 2000 (now, North Coast Energy Eastern, Inc.) the Company acquired 11,280 square feet of office and operational facilities near Ravenswood, West Virginia. The Company also owns or leases operating facilities in Youngstown and Cambridge, Ohio, and Maben and Clarksburg, West Virginia. It also leases a small operating facility in Shrewsbury, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NCEB." The following table sets forth the high and low bid and ask prices for the Company's Common Stock for the periods indicated.

                                  COMMON STOCK
                     (amounts rounded to the third decimal)

                                                          HIGH               LOW
                                                     ---------------   ---------------
                                                      BID      ASK      BID      ASK
                                                     ------   ------   ------   ------
YEAR ENDED
DECEMBER 31, 2001
First Quarter......................................  $4.624   $4.750   $3.625   $3.813
Second Quarter.....................................   5.250    5.250    3.500    3.580
Third Quarter......................................   4.460    4.500    3.070    3.170
Fourth Quarter.....................................   3.760    3.900    3.050    3.130

YEAR ENDED
DECEMBER 31, 2002
First Quarter......................................  $3.980   $4.000   $3.250   $3.300
Second Quarter.....................................   4.300    4.500    3.130    3.190
Third Quarter......................................   3.480    3.590    2.310    3.130
Fourth Quarter.....................................   4.150    4.240    2.740    2.860

     As of February 28, 2003, there were 15,251,679 shares of Common Stock outstanding, which were held by approximately 1,300 holders of record. Of the total 15,251,679 outstanding shares of the Company's Common Stock, 13,048,277 are held by a subsidiary of n.v. NUON ("NUON"), a limited liability company organized under the law of The Netherlands.

     Holders of Series A Preferred Stock may be entitled to receive semi-annual non-cumulative cash dividends at an annual rate of $.60 per share when and if declared by the Board of Directors. Such dividends are payable on June 1 and December 1 of each year. The Series A Preferred Stock is convertible to 0.46 shares of Common Stock. All of the outstanding shares of Series B Preferred Stock were redeemed on March 31, 2002. The redemption price for each outstanding Series B Preferred share was $10.00. For the three months ended March 31, 2002, the Company paid $58,165 in aggregate cash dividends on its Series B Preferred Stock.

     The Company has never paid any cash dividends on its Common Stock and is currently restricted from paying cash dividends on its Common Stock under the terms of its credit facility. The Company currently intends to retain future earnings in order to provide funds for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company for the years ended December 31, 2002 and 2001, the nine months ended December 31, 2001, and for each of the three fiscal years ended March 31, 2001, 2000, and 1999.

                                                       YEARS ENDED
                           --------------------------------------------------------------------
                                                  NINE MONTHS
                           DEC. 31,   DEC. 31,       ENDED       MAR. 31,   MAR. 31,   MAR. 31,
                             2002       2001     DEC. 31, 2001     2001       2000       1999
                           --------   --------   -------------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)
Revenues.................  $46,263    $49,173       $32,121      $45,535    $15,640    $12,982
Net Income...............    9,752      8,779         5,348        6,759      1,312        870
Net Income per share
  (1)....................     0.64       0.56          0.34         0.46       0.21       0.16
Total Assets.............  151,851    144,790       144,790      135,353    123,618     43,573
Long Term Debt...........   67,000     67,000        67,000       67,167     90,122     21,494
Stockholders' equity.....   64,737     59,379        59,379       53,952     23,392     17,943

---------------

(1) Net Income per share has been restated to reflect stock dividends and all per share amounts have been restated to give retroactive effect to the reverse stock split effective June 7, 1999.

     The following table sets forth summary unaudited financial information on a quarterly basis for the four quarters ended December 31, 2002 and 2001.

                                                             CALENDAR YEAR 2002,
                                                                QUARTER ENDED
                                                   ---------------------------------------
                                                   MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                   --------   -------   --------   -------
PRODUCTION
  Oil production (MBbls).........................       28        22         27        27
  Gas production (MMcf)..........................    2,230     2,280      2,425     2,694
  Total production (MMcfe).......................    2,396     2,413      2,585     2,858
AVERAGE PRICES
  Oil (per Bbl)..................................   $17.68    $22.47     $25.80    $24.69
  Gas (per Mcf)..................................     3.54      3.58       3.51      3.90
  Average price per Mcfe.........................     3.50      3.59       3.56      3.91
AVERAGE COSTS (per Mcfe)
  Production expense (including production
     taxes)......................................     0.80      0.84       0.87      0.84
  Depreciation, depletion & amortization.........     0.88      0.87       0.87      0.90
  General and administrative expense.............     0.38      0.44       0.37      0.44
GROSS OPERATING MARGIN (per Mcfe)................     2.70      2.75       2.69      3.07

                                                            CALENDAR YEAR 2002,
                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                ---------   --------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................   $12,149    $10,374     $10,843    $12,897
Net Income....................................     2,460      2,109       2,302      2,881
Net Income per share..........................      0.16       0.14        0.15       0.19
Total Assets..................................   142,685    144,902     149,572    151,851
Long Term Debt................................    67,000     67,000      67,000     67,000

                                                             CALENDAR YEAR 2001,
                                                                QUARTER ENDED
                                                   ---------------------------------------
                                                   MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                   --------   -------   --------   -------
PRODUCTION
  Oil production (MBbls).........................       16        25         27        30
  Gas production (MMcf)..........................    1,992     1,957      2,267     2,180
  Total production (MMcfe).......................    2,090     2,108      2,426     2,362
AVERAGE PRICES
  Oil (per Bbl)..................................   $25.69    $23.18     $21.70    $17.88
  Gas (per Mcf)..................................     3.84      3.59       3.25      3.10
  Average price per Mcfe.........................     3.86      3.61       3.27      3.09
AVERAGE COSTS (per Mcfe)
  Production expense (including production
     taxes)......................................     1.30      1.04       0.92      0.82
  Depreciation, depletion & amortization.........     0.68      0.91       0.90      0.95
  General and administrative expense.............     0.55      0.46       0.37      0.36
GROSS OPERATING MARGIN (per Mcfe)................     2.56      2.57       2.35      2.27

                                                            CALENDAR YEAR 2001,
                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                ---------   --------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................   $17,052    $11,213     $10,345    $10,563
Net Income....................................     3,431      1,533       1,889      1,926
Net Income per share..........................      0.22       0.10        0.12       0.12
Total Assets..................................   135,353    136,777     136,870    144,790
Long Term Debt................................    67,167     67,144      67,000     67,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     NCE is engaged in the acquisition and enhancement of developed natural gas and oil producing properties and the exploration, development and efficient production of undeveloped natural gas and oil properties owned in whole or in part by the Company. NCE derives its revenues from its own gas and oil production, well operations, gas gathering, transportation and gas marketing services it provides for third parties who own interests in wells operated by NCE.

     NCE recognizes as proved undeveloped reserves only the potential gas and oil which can reasonably be expected to be recovered from drillable locations which it owned (or to which it had rights) at fiscal year end which are directly offsetting locations to wells that have indicated commercial production in the objective formation and which NCE fully expects to drill in the near future. Changes in the Standardized Measure of Discounted Future Net Cash Flows are set forth in Note 15 of the Company's financial statements. The additions to proved reserves and sales of natural gas, coupled with the development costs associated with undeveloped acreage, create timing differences which are reflected in the "other" category of the Standardized Measure. Of the Company's total proved reserves at December 31, 2002, approximately 87% are proved developed and approximately 13% are proved undeveloped based upon equivalent unit Mcfs. Proved undeveloped acreage requires considerable capital expenditures to develop. Management believes that a significant percentage of the proved undeveloped reserves should be recovered in future years, although no assurance of such recovery can be given.

     In 2001, NCE changed its fiscal year end from March 31 to December 31. The income statement for the year ended December 31, 2001 is unaudited and is presented for comparison purposes only. The income statement for the nine months ended December 31, 2000 is unaudited and is presented for comparison only with the nine month period ended December 31, 2001.

                                                 FISCAL YEARS ENDED     NINE MONTHS ENDED
                                                    DECEMBER 31,           DECEMBER 31,
                                                 -------------------    ------------------
                                                   2002       2001       2001       2000
                                                 --------    -------    -------    -------
PRODUCTION
  Oil production (MBbls).......................      104         98         82         80
  Gas Production (MMcf)........................    9,629      8,396      6,400      5,800
  Total production (MMcfe).....................   10,251      8,986      6,900      6,300
AVERAGE PRICES
  Oil (per Bbl)................................  $ 22.63     $21.57     $20.75     $28.82
  Gas (per Mcf)................................     3.64       3.43       3.31       3.26
  Average price per Mcfe.......................     3.65       3.44       3.31       3.39
AVERAGE COSTS (per Mcfe)
  Production expense (including production
     taxes)....................................     0.84       1.01       0.93       1.01
  Depreciation, depletion & amortization.......     0.88       0.86       0.92       1.05
  General and administrative expense...........     0.41       0.43       0.40       0.30
GROSS OPERATING MARGIN (per Mcfe)..............     2.81       2.43       2.38       2.38

     The following table is a review of the results of operations of the Company for the fiscal year ended December 31, 2002 and the twelve months ended December 31, 2001, and nine months ended December 31, 2001 and 2002. All items in the table are calculated as a percentage of total revenues.

                                  FISCAL YEAR ENDED   YEAR ENDED   NINE-MONTHS ENDED   NINE-MONTHS ENDED
                                      DEC. 31,         DEC. 31,        DEC. 31,            DEC. 31,
                                        2002             2001            2001                2000
                                  -----------------   ----------   -----------------   -----------------
Revenues:
  Oil and gas production........          81%             63%              71%                 75%
  Drilling......................           4%             14%               6%                  2%
  Well operating, gathering and
     other......................          15%             23%              23%                 23%
                                         ---             ---              ---                 ---
Total Revenues..................         100%            100%             100%                100%
Expenses:
  Oil and gas production........          19%             19%              20%                 22%
  Drilling costs................           4%             11%               6%                  5%
  Well operating, gathering and
     other......................           8%             10%               9%                 10%
  Exploration...................           3%              2%               4%                  2%
  General and administrative....           9%              8%               8%                  7%
  Depreciation, depletion and
     amortization...............          19%             16%              20%                 23%
  Interest (Net)................           6%              8%               9%                 16%
  Income taxes..................          11%              8%               8%                  3%
                                         ---             ---              ---                 ---
Total Expenses..................          79%             82%              84%                 88%
                                         ---             ---              ---                 ---
Net Income......................          21%             18%              16%                 12%
                                         ===             ===              ===                 ===
Net Income Applicable to Common
  Stock (1).....................          21%             17%              16%                 11%
                                         ===             ===              ===                 ===

---------------

(1) Dividends were paid or accrued on the Series B cumulative preferred stock in the amount of $58,165 and $232,864 for fiscal years ended December 31, 2002 and the twelve months ended December 31, 2001 and $174,647 for the nine-month periods ended December 31, 2001 and 2000. These amounts did not include the payment of $326,010 of dividends in arrears paid in December 2001. All Series B Preferred stock was retired in March 2002.

     The following discussion and analysis reviews the Company's results of operations and financial condition for the years ended December 31, 2002 and 2001 and for the nine months ended December 31, 2001 and 2000. This review should be read in conjunction with the Financial Statements and other financial data presented elsewhere herein.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED).

     In August 2001, the Company changed its fiscal year from March 31 to December 31. As a result, the Company's fiscal period ended December 31, 2001 contained nine months. The following unaudited financial data is presented for comparison purposes only.

The following statement of income shows the results of operations for the year ended December 31, 2002 and the comparable year ended December 31, 2001. Information presented below and in the following discussion which relates to the year ended December 31, 2001 was derived from unaudited financial information.

                                                                     YEARS ENDED
                                                             ---------------------------
                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2002           2001
                                                             ------------   ------------
                                                                            (UNAUDITED)
Revenue
  Oil and gas production...................................  $37,414,188    $30,919,439
  Drilling revenues........................................    2,082,351      6,833,847
  Well operating, gathering and other......................    6,766,608     11,419,760
                                                             -----------    -----------
  Total revenues...........................................   46,263,147     49,173,046
Costs and expenses
  Oil and gas production expense...........................    8,583,185      9,108,606
  Drilling costs...........................................    1,752,456      5,434,471
  Well operating, gathering and other......................    3,488,709      4,818,960
  Exploration costs........................................    1,572,638      1,156,126
  General and administrative...............................    4,168,323      3,870,021
  Depreciation, depletion and amortization.................    9,022,370      7,743,227
                                                             -----------    -----------
  Total costs and expenses.................................   28,587,681     32,131,411
                                                             -----------    -----------
Income from operations.....................................   17,675,466     17,041,635
Interest Expense, Net
  Interest income..........................................      371,807        739,609
  Interest expense.........................................    3,146,609      4,755,612
                                                             -----------    -----------
                                                               2,774,802      4,016,003
                                                             -----------    -----------
Income before provision for income taxes...................   14,900,664     13,025,632
Provision for income taxes.................................    5,148,332      4,246,376
                                                             -----------    -----------
Net income.................................................  $ 9,752,332    $ 8,779,256
                                                             ===========    ===========
Net income applicable to common stock......................  $ 9,694,167    $ 8,546,395
                                                             ===========    ===========
Net income per share.......................................  $      0.64    $      0.56
                                                             ===========    ===========

REVENUES

     Oil and gas production increased from 9.0 Bcfe in the year ended December 31, 2001 to 10.3 Bcfe in the year ended December 31, 2002. Increased production resulted primarily from the Company's successful corporate drilling activities and the acquisition of partnership and third party interests. Oil and gas production revenues increased $6.5 million (21%) to $37.4 million for the year ended December 31, 2002 compared to $30.9 million for the year ended December 31, 2001. The increase in oil and gas revenues is attributed to higher volumes resulting from the acquisition of partnership and third party interests, the Company's successful corporate drilling program and higher prices received for natural gas produced in 2002 compared to 2001.

     The Company sold 9.6 Bcf of gas and 104,000 barrels of oil in the year ended December 31, 2002, compared to 8.4 Bcf and 98,000 barrels in the year ended December 31, 2001. The Company received an average price of $3.64 per Mcf and $22.63 per barrel of oil in the year ended December 31, 2002 compared to $3.43 per Mcf and $21.57 per barrel, respectively, in the year ended December 31, 2001.

     Drilling revenues decreased $4.8 million to $2.1 million for the year ended December 31, 2002 compared to $6.8 million in the year ended December 31, 2001 reflecting the Company's withdrawal from the drilling fund business. NCE does not intend to raise drilling funds from third party investors in 2003 or beyond. Drilling revenue was recognized on 14 wells in the year ended December 31, 2002 compared to 47 wells for the year ended December 31, 2001.

     Well operating, gathering and other revenues decreased $4.6 million to $6.8 million for the year ended December 31, 2002 compared to $11.4 million for the year ended December 31, 2001. The decrease resulted primarily from a reduction in wells operated for third parties, a reduction in gas transportation and gas sold for third parties, all of which resulted from the acquisition of third party and partnership interests.

EXPENSES

     Oil and gas production expenses decreased $0.5 million to $8.6 million in spite of a slightly larger number of wells operated and greater production volumes. The Company's average operating cost per Mcfe was $0.84 in the year ended December 31, 2002 compared to $1.01 in the year ended December 31, 2001.

     Drilling costs for 2002 decreased $ 3.7 million to $1.8 million as a result of the decreased number of drilling fund wells drilled and completed in the year ended December 31, 2002 compared to the year ended December 31, 2001 reflecting the Company's withdrawal from the drilling fund business.

     Well operating, gathering and other expenses decreased $1.3 million to $3.5 million in the year ended December 31, 2002 from $4.8 million in the year ended December 31, 2001. Exploration costs increased $0.4 million to $1.6 million in the year ended December 31, 2002 compared to $1.2 million in the year ended December 31, 2001 reflecting the increased number of exploratory wells drilled in 2002 ( 8 ) compared to 2001 ( 7 ) and increased seismic surveys.

     General and administrative expense increased $0.3 million to $4.2 million from $3.9 million in the year ended December 31, 2001 as a result of reduced administrative fees charged to partnerships which offset G&A. General and administrative expenses were 9% of oil and gas production revenue in the year ended December 31, 2002 and 8% for the year ended December 31, 2001 mainly due to reduced drilling and other revenues.

     Depreciation, depletion and amortization increased $1.3 million to $9.0 million in the year ended December 31, 2002 compared to $7.7 million in the year ended December 31, 2001 primarily as a result of higher volumes of natural gas produced in 2002.

     Income from operations for the year ended December 31, 2002 increased $0.7 million (4%) to $17.7 million from $17.0 million for the year ended December 31, 2001. The increase in income from operations was primarily due to a combination of the items discussed above.

     Net interest expense decreased $1.2 million to $2.8 million from $4.0 million primarily reflecting the lower LIBOR based interest rates in the year ended December 31, 2002.

     The Company's higher level of income required a larger provision for deferred taxes in the year ended December 31, 2002 compared to the year ended December 31, 2001.

     The Company's net income increased $1.0 million (11%) to $9.8 million for the year ended December 31, 2002, from $8.8 million for the year ended December 31, 2001, as a result of the items discussed above.

     Income available to common stockholders increased $1.2 million to $9.7 in the year ended December 31, 2002 from $8.5 million in the prior year primarily due to the items discussed above and the reduction of dividends resulting from the redemption of the Series B Preferred shares in March of 2002.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2001 TO THE NINE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED).

     In August 2001, the Company changed its fiscal year end from March 31 to December 31. As a result, the Company's fiscal period ended December 31, 2001 consists of the nine months from April 1, 2001 through December 31, 2001.

     The following statement of income shows the results of operations for the nine months ended December 31, 2001 and the comparable nine-month period ended December 31, 2000. Information in the following discussion, which relates to the nine-month period ended December 31, 2000, was derived from unaudited financial information.

                                                               NINE-MONTH PERIOD ENDED
                                                             ---------------------------
                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
                                                                            (UNAUDITED)
REVENUE
  Oil and gas production...................................  $22,851,489    $21,331,537
  Drilling revenues........................................    1,795,047        671,840
  Well operating, gathering and other......................    7,474,679      6,479,815
                                                             -----------    -----------
                                                              32,121,215     28,483,192
COSTS AND EXPENSES
  Oil and gas production expenses..........................    6,399,658      6,362,711
  Drilling costs...........................................    1,990,415      1,314,666
  Well operating, gathering and other......................    3,213,867      2,915,999
  Exploration expenses.....................................      847,303        476,362
  General and administrative expenses......................    2,725,611      1,866,653
  Depreciation, depletion, amortization, impairment and
     other.................................................    6,330,099      6,619,745
                                                             -----------    -----------
                                                              21,506,953     19,556,136
                                                             -----------    -----------
INCOME FROM OPERATIONS.....................................   10,614,262      8,927,056
INTEREST EXPENSE, NET
  Interest income..........................................      420,226        404,982
  Interest expense.........................................    3,190,118      5,054,658
                                                             -----------    -----------
                                                               2,769,892      4,649,676
                                                             -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...................    7,844,370      4,277,380
PROVISION FOR INCOME TAXES.................................    2,496,376        950,000
                                                             -----------    -----------
NET INCOME.................................................  $ 5,347,994    $ 3,327,380
                                                             ===========    ===========
NET INCOME APPLICABLE TO COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $174,647 for the nine
  months ended December 31, 2001 and 2000).................  $ 5,173,347    $ 3,152,733
NET INCOME PER SHARE (basic and diluted)...................  $      0.34    $      0.22
                                                             ===========    ===========

REVENUES

     Oil and gas production increased from 6.3 Bcfe in the nine-month period ended December 31, 2000 to 6.9 Bcfe in the nine-month period ended December 31, 2001. Increased production resulted primarily from the Company's successful drilling and development activities. Oil and gas production revenues increased $1.5 million (7.1%) to $22.8 million for the nine-month period ended December 31, 2001 compared to $21.3 million for the nine-month period ended December 31, 2000. The increase in oil and gas revenues is attributed to higher volumes resulting from the Company's successful drilling program partially offset by slightly lower prices.

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

     Drilling revenues increased $1.1 million to $1.8 million for the nine-month period ended December 31, 2001 compared to $0.7 million in the nine-month period ended December 31, 2000 due to the increase in the number of wells completed in connection with the Company's 2001 drilling fund. Revenue was recognized on 13 wells in the nine-month period ended December 31, 2001 compared to 4 wells for the nine-month period ended December 31, 2000.

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

EXPENSES

     Oil and gas production expenses were essentially flat at $6.4 million in spite of a slightly higher number of wells operated and greater production volumes. The Company's average operating cost per Mcfe was $0.93 in the nine-month period ended December 31, 2001 compared to $1.01 in the nine-month period ended December 31, 2000.

     Drilling costs for the 2001 period increased $ 0.7 million to $2.0 million as a result of the increased number of drilling fund wells drilled and completed in the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000.

     Well operating, gathering and other expenses increased $0.3 million to $3.2 million in the nine-month period ended December 31, 2001 from $2.9 million in the nine-month period ended December 31, 2000. The slight increase in costs resulted from increased repair and maintenance on the Company's gathering systems in 2001.

     Exploration costs increased $0.4 million to $0.8 million in 2001. The increased spending reflects the Company's increased focus on exploration and drilling for its own account.

     General and administrative expense increased $0.8 million to $2.7 million from $1.9 million in the nine-month period ended December 31, 2001 as a result of reduced administrative fees charged to partnerships and bad debt expense associated with the bankruptcy filing of Enron North America Corp. General and administrative expenses were 8% of revenue in the nine-month period ended December 31, 2001 and 7% for the nine-month period ended December 31, 2000.

     Depreciation, depletion and amortization decreased $0.3 million to $6.3 million in the nine-month period ended December 31, 2001 compared to $6.6 million in the nine-month period ended December 31, 2000 primarily as a result of lower estimated reserve volumes used to calculate depreciation, depletion and amortization in the 2000 period.

     Income from operations for the nine months ended December 31, 2001 increased $1.7 million (19%) to $10.6 million from $8.9 million for the nine-month period ended December 31, 2000. The increase in income from operations was primarily due to higher production and drilling revenues partially offset by higher drilling and maintenance costs.

     Net interest expense decreased $1.8 million to $2.8 million from $4.6 million primarily reflecting the conversion of $24 million of debt to common stock by NUON in the nine-month period ended December 31, 2001.

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

INFLATION AND CHANGES IN PRICES

     Inflation affects the Company's operating expenses as well as interest rates, which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated widely during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices during the year ended December 31, 2002 have increased as a result of terrorism, the threat of war in the Middle East and the national oil strike in Venezuela. Natural gas prices have also increased during the year ended December 31, 2002 due to higher energy consumption during the summer of 2002, a much colder winter in 2002/2003 and to some extent a slight recovery in economic growth in the United States. As a result of these market forces, the Company received an average price of $22.63 per barrel of oil for the year ended December 31, 2002 compared to $21.57 for the year ended December 31, 2001. The Company received an average price of $3.64 per Mcf for its natural gas in the year ended December 31, 2002 compared to $3.43 for 2001.

     The Company cannot predict the duration of the current condition of gas and oil markets and prices, because of the forces noted above, as well as other variables, may change.

     Currently, NCE sells natural gas under fixed and variable price contracts on the spot market and uses financial hedging instruments to realize a fixed price on a portion of its production sold under variable contracts. The Company has entered into certain price hedging agreements to take advantage of current market conditions by hedging a greater portion of its production for periods of a year or longer at prices substantially higher than were received in recent years.

     The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed-price contracts at December 31, 2002. One MMBtu is approximately equal to one Mcf.

                           FINANCIAL HEDGES (COLLARS)

                              ESTIMATED REALIZABLE PRICE    FIXED PRICE CONTRACTS        NYMEX
                             ----------------------------   ----------------------   AT 12/31/2002
QUARTER ENDING                 MMBTU      FLOOR     CAP      MMBTU     EST. PRICE      PER MMBTU
--------------               ----------   ------   ------   --------   -----------   -------------
March 31, 2003.............  1,200,000    $3.07    $4.07    887,000       $3.40          $4.82
June 30, 2003..............  1,660,000     3.39     4.48    404,000        3.53           4.46
September 30, 2003.........  1,670,000     3.39     4.48    276,000        3.52           4.44
December 31, 2003..........  1,670,000     3.39     4.48    175,000        3.31           4.58
March 31, 2004.............    905,000     3.42     4.95    104,000        3.16           4.67
June 30, 2004..............    910,000     3.43     4.96     92,000        3.06           4.10
September 30, 2004.........    920,000     3.43     4.96     89,000        3.03           4.04
December 31, 2004..........    920,000     3.43     4.96     72,000        2.87           4.20

     During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate long-term debt to fixed-rate debt for periods of up to two years, thus reducing the impact of interest-rate changes on future income. The following contracts were outstanding at December 31, 2002.

                                                                     LIBOR
                                                                     RATE    NCE EFFECTIVE
                      TERM                         NOTIONAL AMOUNT   FIXED    FIXED RATE
                      ----                         ---------------   -----   -------------
1. January 1, 2002 to December 31, 2003.........     $20,000,000      4.2%       6.1%
2. January 1, 2001 to December 31, 2003.........     $20,000,000      3.5%       5.4%

     The mark-to-market amount associated with the two interest rate swap agreements was $974,318 at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources are closely related to and dependent on the current prices realized principally for natural gas and to a lesser extent, oil.

     The Company's working capital was $10.8 million at December 31, 2002, compared to $16.4 million at December 31, 2001. The decrease of $5.6 million in working capital reflects the cash spent during 2002 on the Company's drilling program as well as the redemption of Series B Preferred for $2,327,000. As of December 31, 2002, the Company had $57.0 million outstanding under its Credit Facility (which has a borrowing base of $80 million) and $10.0 million in subordinated borrowings from NUON due in 2015.

     The following table summarizes the Company's financial position at December 31, 2002 and 2001.

                                                      DECEMBER 31, 2002    DECEMBER 31, 2001
                                                      ------------------   ------------------
                                                        AMOUNT       %       AMOUNT       %
                                                      ----------   -----   ----------   -----
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Working capital.....................................   $ 10,819       8     $ 16,444      12
Property and equipment..............................    129,256      91      113,248      86
Other...............................................      1,329       1        2,735       2
                                                       --------     ---     --------     ---
  Total.............................................   $141,404     100     $132,427     100
                                                       ========     ===     ========     ===
Long-term debt......................................   $ 67,000      47     $ 67,000      51
Deferred income taxes and other liability...........      9,667       7        6,048       4
Stockholders' equity................................     64,737      46       59,379      45
                                                       --------     ---     --------     ---
  Total.............................................   $141,404     100     $132,427     100
                                                       ========     ===     ========     ===

     The Company's gas and oil exploration and development activities historically have been financed through internally generated funds and bank financing.

     The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2002 and 2001.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                             (UNAUDITED)
Net cash provided by operating activities...................    $ 19,089       $ 26,812
Net cash used in investing activities.......................     (24,029)       (17,995)
Net cash used in financing activities.......................      (2,385)        (4,972)
                                                                --------       --------
(Decrease) increase in cash and cash equivalents............    $ (7,325)      $  3,845
                                                                ========       ========

     As the above table indicates, the Company's cash provided by operating activities was $19.1 million for the year ended December 31, 2002 compared to $26.8 million for the year ended December 31, 2001. The decrease was mainly due to changes in operating assets and liabilities.

     Net cash used for investing activities was $24.0 million for the year ended December 31, 2002, compared to $18.0 million for the year ended December 31, 2001. The increase in the year ended December 31, 2002 resulted from the Company's expanded 2002 drilling program.

     Net cash used in financing activities was $2.4 million for the year ended December 31, 2002. The cash was used during this period to pay dividends and to redeem the Company's Series B Preferred stock. Cash used in financing activities in the year ended December 31, 2001 resulted from payments made on long-term debt during 2001.

     The Company has a five year, $125 million Credit Agreement (the "Credit Agreement") which expires in September 2005 with a group of four banks, with Union Bank of California acting as agent bank. The Credit Agreement provides for a borrowing base (presently $80.0 million) that is determined semiannually by the lenders based on the Company's financial position, gas and oil reserves and certain other factors. The agreement provides for a 3/8% commitment fee on amounts not borrowed up to the borrowing base and allows for a sub-limit of $15 million for the issuance of letters of credit. The agreement restricts the Company from incurring additional debt or liens, prohibits dividends and distributions (except for the outstanding preferred A shares), and requires the Company to maintain positive working capital and certain minimum interest and fixed charge coverages.

     The amounts borrowed under its Credit Agreement are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in gas and oil wells and reserves.

     During calendar 2003, the Company expects to spend approximately $20.5 million on drilling and lease acquisition and seismic and $0.7 million on other capital expenditures. These capital expenditures will be financed from cash on hand, cash flow generated during the year and, if needed, from available borrowings.

CRITICAL ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (collectively, "the Company"), North Coast Energy Eastern, Inc. ("NCEE", formerly Peake Energy, Inc.), North Coast Operating Company ("NCOC") and NCE Securities, Inc. ("NCE Securities"). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated.

     Inventories -- Inventories consist of material, pipe and supplies valued at the lower of cost or market.

     Cash Equivalents -- Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, the cash and cash equivalents balances. Included in cash and cash equivalents is $9,224,145 of investments in a short-term bond fund.

     Property and Equipment -- Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, gathering systems using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using various methods over 3 to 15 years and building and improvements using various methods over 7 -- 31.5 years).

     Oil and Gas Investments and Properties -- The Company uses the successful efforts method of accounting for its oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.

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

     When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized on a group (pool) basis with proved properties having similar characteristics, by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of each pool of proved properties exceed estimated future net cash flow from such pool, the excess capitalized costs are written down to the present value of such amount. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

     On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. The carrying cost of unproved properties is approximately $3,310,000 at December 31, 2002.

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

     Per Share Amounts -- For the year ended December 31, 2002, the nine month period ended December 31, 2001, and the fiscal year ended March 31, 2001, the conversion of Series A stock had the effect of increasing average outstanding shares by 33,251, 33,624 and 33,624 shares, respectively. Assumed exercise of dilutive stock options had the effect of adding 108, 3,705 and 3,645 shares to the average outstanding shares for the year ended December 31, 2002, the nine months ended December 31, 2001, and the year ended March 31, 2001, respectively. The assumed conversion of the Series B Preferred Stock increased outstanding shares by 76,321 shares and increased net income by approximately $58,000 for the year ended March 31, 2001. The effect of warrants was anti-dilutive in all periods.

     The average number of outstanding shares used in computing basic and diluted net income per share was 15,208,216 and 15,241,948, 15,208,031 and 15,245,360 and 14,306,011 and 14,419,601 for the year ended December 31, 2002, the nine-month period ending December 31, 2001, and the fiscal year ended March 31, 2001, respectively.

     Risk Factors -- The Company operates in an environment with many financial risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices and the highly competitive nature of the industry as well as worldwide economic conditions.

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

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairments tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS 13, "Accounting of Leases". Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results Of Operations, Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 was effective with the quarter ending September 30, 2002, for the Company's financial position, results of operations and cash flows.

     In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based, Compensation-Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effects of SFAS 148, but does not expect that the adoption of SFAS 148 would have a material effect on the Company's results of operations.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

OTHER INFORMATION

     Consistent with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services, approved in the fourth quarter of fiscal year 2002 by our Audit Committee, to be performed by Hausser + Taylor LLP, our external auditor. Non-audit services are defined in the law as services other than those provided by connection with an audit or a review of our financial statements. The non-audit service approved by our Audit Committee in the fourth quarter of fiscal year 2002, listed below, is considered to be other services and has been approved in accordance with a pre-approval from our Audit Committee.

     During the fiscal year covered by this filing, our Audit Committee approved the recurring engagement of Hausser + Taylor LLP for non-audit service consisting of tax compliance and tax consultations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price, interest rate and credit risks. The Company's primary interest rate risk exposure results from floating rate debt including debt under the Company's revolving Credit Facility and the Subordinated Promissory Note between the Company and NUON. However, the Company has entered into contracts to fix the rate on $20 million of the bank debt at 4.6% for one year and an additional $20 million at 5.4% for two years. As a result, at December 31, 2002, $17 million of the Company's total long-term debt consisted of floating rate debt. In February 2003 the Company extended the term of both swaps to December 31, 2004. As a result, swap number 1 will have a rate of 3.2% from April 1, 2003 until it expires on December 31, 2004 and swap number 2 will have a rate of 3% from January 1, 2003 until it expires on December 31, 2004.

     The Company's ability to collect for sales of natural gas and oil to its customers is dependent on the payment ability of the Company's customer base. The Company monitors the creditworthiness of its customers and, from time to time, will demand adequate assurances of performance if the creditworthiness of its customers is in question. If such assurances are not given to the Company, an alternative purchaser may be sought. In recent months, a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for the Company's natural gas production. This reduction in potential customers has reduced market liquidity and, in some cases, made it difficult for the Company to identify creditworthy customers. The Company will continue to monitor its customer base and to pursue alternative customers.

     The Company sells approximately $1,000,000 per month of natural gas to a major customer. In the event of a default in payment by the customer, the Company may not be able to collect amounts due from the customer or customer's affiliate and would need to identify an alternative purchaser for a significant amount of natural gas.

The Company presently believes that the customer or its affiliate currently has the ability to meet all payment obligations to the Company.

     The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. The Company uses fixed-price contracts and a series of financial hedges (costless collars) to reduce the exposure to changes in natural gas prices for a portion of its net production. The contracts and financial hedges are for various terms and prices and are detailed in Note 10 of this report and summarized below:

                 COSTLESS COLLARS               FIXED-PRICE CONTRACTS
       ------------------------------------   -------------------------
                            AVERAGE PRICE
                          -----------------
YEAR     MMBTU     %(1)    FLOOR    CEILING     MMBTU     % (1)   PRICE
----   ---------   ----   -------   -------   ---------   -----   -----
2003   6,200,000    54%    $3.33     $4.40    1,742,000    18%    $3.45
2004   3,655,000    39%     3.43      4.96      357,000     5%     3.04

---------------

(1) Percent of production expected from wells with proved producing reserves at December 31, 2002.

     The Company is exposed to credit risks from its customers and counterparties in derivative transactions. The Company has credit approval policies that establish credit limits for its customers. The limits are closely monitored, as are collection terms for accounts receivable. The Company generally does not require collateral from its customers and counterparties. Historically, losses from bad debts have been within management's expectations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     (See Page 32 and Item 6)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers and directors of the Company as of March 24, 2003 were as follows:

NAME                                   AGE                      POSITION
----                                   ---                      --------
Omer Yonel..........................   39    President, Chief Executive Officer and Director
Dale E. Stitt.......................   57    Chief Financial Officer
Dean A. Swift.......................   50    General Counsel and Secretary
Lawrence J. Risley..................   52    Vice President for Exploration and Production
Pieter Jobsis.......................   49    Chairman of the Board and Director
Cok van der Horst...................   57    Director
Ron L. Langenkamp...................   57    Director
Joe K. Ward.........................   63    Director
Joop G. Drechsel....................   48    Director
Garry Regan.........................   52    Director

     OMER YONEL is President, Chief Executive Officer and a Director. He joined the Company in 1999. In 1998, he served as Business Development Manager, North America, for nv NUON. During 1997 and 1998 he was a Project Manager for Schelde Engineering & Contractors bv. From 1989 to 1997 he held various Project Engineering, Sales and other management positions with ABB Lummus Global bv. Mr. Yonel holds a BS degree in Engineering and MS degree in Engineering Economics from Delft University of Technology in The Netherlands. He is also a graduate of the Advanced Management Program at The Wharton School, University of Pennsylvania. He is a member of the Ohio Oil and Gas Association and the Cleveland Engineering Society.

     DALE E. STITT has served as Chief Financial Officer since January 2001. He is a Certified Public Accountant, and was previously employed by Ernst & Young LLP from June 1967 to December 2000, serving most recently as an audit partner. Mr. Stitt has extensive experience in the gas and oil industry, where he has specialized in mergers and acquisitions, transaction financing and the public offering of securities. He holds a Bachelor of Science degree in Accounting from Miami University, and attended the Executive Program at the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Stitt is a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants, the Independent Petroleum Association of America, the Ohio Oil and Gas Association, the Ohio Petroleum Producers Accountants Society and the Miami University Business Advisory Council.

     DEAN A. SWIFT was appointed General Counsel and Secretary of the Company in July 2001. From 1999 to 2001, he was a partner in TriMillennium Ventures LLC and engaged in the private practice of law. From 1989 to 1999 he served as Vice President, Assistant General Counsel and Assistant Secretary of Belden & Blake Corporation, and from 1981 to 1989 he served as Assistant General Counsel and Assistant Secretary of that company. From 1978 to 1981 he was associated with the law firm of Hahn, Loeser and Parks in Cleveland, Ohio. Mr. Swift received a BA degree graduating summa cum laude from the University of the South. He holds a JD degree from the University of Virginia. He is a member of the Stark County, Ohio, Ohio State and American Bar Associations and the Ohio Gas and Oil Association.

     LAWRENCE J. RISLEY was appointed Vice President for Exploration and Production in December 2002. From June 2002 to December 2002 he served as the Company's Director of Operations. Prior to joining NCE, Mr. Risley was employed for 23 years by Texaco, Inc., with 16 of those years in an exploration and production asset development role in the Texas Gulf Coast and East Texas regions. Most recently he was employed as a Technology Project Manager for Exploration Technology. He also served Texaco as Team Leader in the Engineering and Construction Management Group, Senior Resource Manager of the Exploration and Production Technology Department and Asset Manager of the Texas Gulf Coast Business Unit. Mr. Risley holds BS and MA degrees in Geology from the State University of New York at Oneonta. He is a member of the American Association of Petroleum Geologists, the Houston Geological Society, the Ohio Oil and Gas Association and the

Independent Oil and Gas Association of West Virginia. He is also a past member of the Board of Directors of the Petroleum Technology Transfer Council.

     PIETER JOBSIS was elected Director in March 2003 and currently serves as Chairman of the Board of Directors. Mr. Jobsis has been Executive Vice President of Nuon Energy & Water Investments since June 2002. Mr. Jobsis is an experienced financial executive with internationally operating companies in the energy and publishing industry. Nuon Energy and Water Investments is a division of n.v. Nuon, which holds Nuon's strategic investments in water (amongst others in The Netherlands, US and UK) and in energy outside Europe (US and Asia). Mr. Jobsis is responsible for the value enhancement of the portfolio of strategic investments. Prior to joining Nuon in late 2001, Mr. Jobsis worked for Reed Elsevier, the Anglo Ducth publisher of scientific, legal, business and education information for professionals worldwide. At Reed Elsevier Mr. Jobsis was Director of Corporate Finance from 1999 to 2001 and from 1996 to 1999 Mr. Jobsis was CFO of the Science division, with its main operations in The Netherlands, UK and US. From 1980 to 1996 Mr. Jobsis worked with Royal Dutch/ Shell in various finance functions in exploration and production, refining, marketing and chemicals companies in The Netherlands, Dutch Antilles and Thailand. Mr. Jobsis holds master degrees from the University of Groningen (Netherlands) in business and economics.

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

     RON L. LANGENKAMP is currently advisor to the Executive Board of NUON; before this assignment he was Managing Director of NUON's Energy Trade and Wholesale division. Mr. Langenkamp most recently served for two years as an external consultant to Reliant Energy, Inc. and supervised all European commercial activities in his role as Acting Chief Commercial Officer. From 1994 to 1997 Mr. Langenkamp served in various capacities, including President, of Norstar, a natural gas retail sales partnership between Orange and Rockland Utilities, Inc. and Shell Oil Company. From 1977 to 1994 Mr. Langenkamp held various management positions in the energy industry including the office of President of Cabot Transmission Company and as President of Chippewa Gas Corporation. Mr. Langenkamp received his B.A. degree from Sam Houston State University and a Master's degree from the University of Texas at Austin. He serves on the Company's Stock Option and Compensation Committee.

     JOE K. WARD was elected Director in March 2003. Mr. Ward is a Certified Public Accountant with over forty years experience as a financial advisor to a wide range of businesses and industries. He is currently providing financial advice to, and managing the accounting and financial reporting functions of several privately-owned businesses. From 1962 through 1991, he was employed by Ernst & Young LLP, serving as Partner from 1975 through 1991. Mr. Ward has extensive experience in commercial banking and the oil and gas industry. He holds a Bachelor of Science from The Ohio State University.

     JOOP G. DRECHSEL is currently CEO of BCD Holdings N.V., a company holding leading positions in the travel industry and the financial services market in the United States and Europe. He is also a member of the Board of Directors of ENECO Energy and Versatel Telecom International N.V., both located in the Netherlands, and holds numerous advisory positions in both the energy and the telecommunications industries. Previously he served as Vice Chairman of KPN N.V., a large Dutch telecommunications company, and also served as President of KPN International N.V. He was one of the founders of KPN-Qwest, a joint venture between KPN and Qwest-U.S. West. Prior to joining KPN, Mr. Drechsel worked for Royal Dutch Shell in a number of management positions in Australia, Taiwan and the United Kingdom. He also worked for Royal Dutch KPN as a Senior Vice President for Business Development. Mr. Drechsel holds a Master's degree in economics from Erasmus

University in Rotterdam and has studied in the MBA program at the University of Michigan. He currently chairs the Company's Audit Committee.

     GARRY REGAN participated in the organization of North Coast Energy's predecessor in 1981, and has served as an executive officer and Director. He served as President from August 1988 through April 2001. He is currently President of Nornew, Inc., a privately-held independent exploration and production company that he joined in 2001. Mr. Regan holds a B.S. degree from Ohio State University and a Masters degree from Indiana University. He is a member of the Independent Petroleum Association of America, the Ohio Oil and Gas Association and the Independent Oil & Gas Association of New York.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, since such Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which definitive Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which definitive Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002, pursuant to Regulation 14A.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                              PAGE(S)
                                                              -------
Auditor's Report on the Financial Statements................    33
Consolidated balance sheets.................................  34-35
Consolidated statements of income...........................    36
Consolidated statements of stockholders' equity.............    37
Consolidated statements of cash flows.......................    38
Notes to consolidated financial statements..................  39-55

     (a)(2) Financial Statements Schedules

     (a)(3) Exhibits

     Reference is made to the Exhibit Index.

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

                        SIGNATURE                                 TITLE                      DATE
                        ---------                                 -----                      ----

                  /s/ OMER YONEL                       President, Chief Executive       March 21, 2003
 ------------------------------------------------                Officer
                    Omer Yonel                           and Director (principal
                                                           executive officer)


                /s/ DALE E. STITT                      Chief Financial Officer and      March 21, 2003
 ------------------------------------------------    Secretary (principal accounting
                  Dale E. Stitt                          and financial officer)


               /s/ G. PIETER JOBSIS                     Chairman of the Board and       March 26, 2003
 ------------------------------------------------               Director
                 G. Pieter Jobsis


              /s/ COK VAN DER HORST                             Director                March 21, 2003
 ------------------------------------------------
                Cok van der Horst


                                                                Director
 ------------------------------------------------
                Ron L. Langenkamp


                 /s/ JOE K. WARD                                Director                March 21, 2003
 ------------------------------------------------
                   Joe K. Ward


               /s/ JOOP G. DRECHSEL                             Director                March 24, 2003
 ------------------------------------------------
                 Joop G. Drechsel


                 /s/ GARRY REGAN                                Director                March 24, 2003
 ------------------------------------------------
                   Garry Regan

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       2002 CONSOLIDATED FINANCIAL REPORT

                                    CONTENTS

                                                               PAGE(S)
                                                               -------
AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS................   33
FINANCIAL STATEMENTS
  Consolidated balance sheets...............................   34-35
  Consolidated statements of income.........................   36
  Consolidated statements of stockholders' equity...........   37
  Consolidated statements of cash flows.....................   38
  Notes to consolidated financial statements................   39-55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
North Coast Energy, Inc.
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of North Coast Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2002, the nine month period ended December 31, 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Coast Energy, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, the nine month period ended December 31, 2001 and the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          HAUSSER + TAYLOR LLP

Cleveland, Ohio
February 13, 2003

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS
  Cash and equivalents......................................  $ 14,711,205   $ 22,035,924
  Accounts receivable -- trade..............................     5,796,537      6,006,622
  Inventories...............................................       353,722        290,481
  Prepaid expenses..........................................       404,726        474,411
                                                              ------------   ------------
     Total current assets...................................    21,266,190     28,807,438
PROPERTY AND EQUIPMENT, at cost
  Land......................................................       222,822        222,822
  Oil and gas properties (successful efforts)...............   143,952,276    121,195,745
  Gathering systems.........................................    17,137,184     16,411,433
  Vehicles..................................................     2,288,388      2,249,507
  Furniture and fixtures....................................       991,438        748,974
  Buildings and improvements................................     1,877,667      1,862,382
                                                              ------------   ------------
                                                               166,469,775    142,690,863
  Less accumulated depreciation, depletion and
     amortization...........................................    37,213,430     29,442,909
                                                              ------------   ------------
                                                               129,256,345    113,247,954
OTHER ASSETS, net...........................................     1,328,595      2,734,966

                                                              ------------   ------------
TOTAL ASSETS................................................  $151,851,130   $144,790,358
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  3,369,632   $  3,395,272
  Accrued expenses..........................................     7,077,717      6,906,337
  Billings in excess of costs on uncompleted contracts......            --      2,062,094
                                                              ------------   ------------
       Total current liabilities............................    10,447,349     12,363,703
LONG-TERM DEBT
  Affiliates................................................    10,000,000     10,000,000
  Non-affiliates............................................    57,000,000     57,000,000
                                                              ------------   ------------
                                                                67,000,000     67,000,000
ACCRUED PLUGGING LIABILITY..................................       208,456        367,394
DEFERRED INCOME TAXES.......................................     9,458,421      5,680,027

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A, 6% Noncumulative Convertible Preferred stock,
  par value $.01 per share; 563,270 shares authorized;
  72,336 and 73,096 shares issued and outstanding (aggregate
  liquidation value of $723,360 and $730,960)...............           723            731
  Series B, Cumulative Convertible Preferred stock, par
  value $.01 per share; 625,000 shares authorized; 0 and
  232,864 shares outstanding................................            --          2,329
Undesignated Serial Preferred stock, par value $.01 per
  share; 811,730 shares authorized; none issued and
  outstanding...............................................            --             --
Common stock, par value $.01 per share; 60,000,000 shares
  authorized; 15,208,634 and 15,208,031 shares issued and
  outstanding...............................................       152,086        152,080
Additional paid-in capital..................................    47,889,111     50,213,422
Retained earnings...........................................    18,125,209      8,431,042
Accumulated other comprehensive (loss) income...............    (1,430,225)       579,630
                                                              ------------   ------------
     Total stockholders' equity.............................    64,736,904     59,379,234
                                                              ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY....................  $151,851,130   $144,790,358
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        NINE-MONTH
                                                         YEAR ENDED    PERIOD ENDED   YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                            2002           2001          2001
                                                        ------------   ------------   -----------
REVENUE
  Oil and gas production..............................  $37,414,188    $22,851,489    $29,399,487
  Drilling revenues...................................    2,082,351      1,795,047      5,710,640
  Well operating, gathering and other.................    6,766,608      7,474,679     10,425,066
                                                        -----------    -----------    -----------
                                                         46,263,147     32,121,215     45,535,193
COSTS AND EXPENSES
  Oil and gas production expenses.....................    8,583,185      6,399,658      9,071,659
  Drilling costs......................................    1,752,456      1,990,415      4,758,722
  Well operating, gathering and other.................    3,488,709      3,213,867      4,530,463
  Exploration expense.................................    1,572,638        847,303        775,814
  General and administrative expenses.................    4,168,323      2,725,611      3,011,233
  Depreciation, depletion and amortization............    9,022,370      6,330,099      8,032,873
                                                        -----------    -----------    -----------
                                                         28,587,681     21,506,953     30,180,764
                                                        -----------    -----------    -----------
INCOME FROM OPERATIONS................................   17,675,466     10,614,262     15,354,429
INTEREST EXPENSE, NET
  Interest income.....................................      371,807        420,226        724,367
  Interest expense....................................    3,146,609      3,190,118      6,620,152
                                                        -----------    -----------    -----------
                                                          2,774,802      2,769,892      5,895,785
                                                        -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES..............   14,900,664      7,844,370      9,458,644
PROVISION FOR INCOME TAXES............................    5,148,332      2,496,376      2,700,000
                                                        -----------    -----------    -----------
NET INCOME............................................  $ 9,752,332    $ 5,347,994    $ 6,758,644
                                                        ===========    ===========    ===========
NET INCOME APPLICABLE TO COMMON STOCK (after dividends
  on cumulative Preferred Stock of $58,165, $174,647
  and $232,864, respectively).........................  $ 9,694,167    $ 5,173,347    $ 6,525,780
                                                        ===========    ===========    ===========
NET INCOME PER SHARE (basic and diluted)..............  $      0.64    $      0.34    $      0.46
                                                        ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    SERIES A            SERIES B
                                                 PREFERRED STOCK    PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                                 ---------------   ------------------   ---------------------     PAID-IN
                                                 SHARES   AMOUNT    SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL
                                                 ------   ------   --------   -------   ----------   --------   -----------
BALANCE, MARCH 31, 2000........................  73,096    $731     232,864   $ 2,329    5,599,706   $ 55,997   $26,274,574
  Net Income...................................      --      --          --        --           --         --            --
  Dividends on Series B Preferred stock
    $(1.00 per share)..........................      --      --          --        --           --         --            --
  Issuance of Common stock.....................      --      --          --        --    9,608,325     96,083    23,938,848
                                                 ------    ----    --------   -------   ----------   --------   -----------
BALANCE, MARCH 31, 2001........................  73,096     731     232,864     2,329   15,208,031    152,080    50,213,422
  Net Income...................................      --      --          --        --           --         --            --
  Derivative mark-to-market, net of taxes......      --      --          --        --           --         --            --
  Comprehensive income.........................
  Dividends on Series B Preferred stock ($.75
    per share plus dividends in arrears of
    $1.40 per share)...........................      --      --          --        --           --         --            --
                                                 ------    ----    --------   -------   ----------   --------   -----------
BALANCE, DECEMBER 31, 2001.....................  73,096     731     232,864     2,329   15,208,031    152,080    50,213,422
  Net Income...................................      --      --          --        --           --         --            --
  Derivative mark-to-market, net of taxes......      --      --          --        --           --         --            --
  Compehensive income..........................
  Shares converted and other transactions......    (760)     (8)       (200)       (2)         603          6             4
  Dividends on Series B Preferred stock ($.25
    per share).................................      --      --          --        --           --         --            --
  Redemption of series B Preferred Stock.......      --      --    (232,664)   (2,327)          --         --    (2,324,315)
                                                 ------    ----    --------   -------   ----------   --------   -----------
BALANCE, DECEMBER 31, 2002.....................  72,336    $723          --        --   15,208,634   $152,086   $47,889,111
                                                 ======    ====    ========   =======   ==========   ========   ===========

                                                                ACCUMULATED
                                                  RETAINED         OTHER           TOTAL
                                                  EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                                  (DEFICIT)    INCOME (LOSS)      EQUITY
                                                 -----------   -------------   -------------
BALANCE, MARCH 31, 2000........................  $(2,942,075)            --     $23,391,556
  Net Income...................................    6,758,644             --       6,758,644
  Dividends on Series B Preferred stock
    $(1.00 per share)..........................     (232,864)            --        (232,864)
  Issuance of Common stock.....................           --             --      24,034,931
                                                 -----------    -----------     -----------
BALANCE, MARCH 31, 2001........................    3,583,705             --      53,952,267
  Net Income...................................    5,347,994             --       5,347,994
  Derivative mark-to-market, net of taxes......           --        579,630         579,630
                                                                                -----------
  Comprehensive income.........................                                   5,927,624
  Dividends on Series B Preferred stock ($.75
    per share plus dividends in arrears of
    $1.40 per share)...........................     (500,657)            --        (500,657)
                                                 -----------    -----------     -----------
BALANCE, DECEMBER 31, 2001.....................    8,431,042        579,630      59,379,234
  Net Income...................................    9,752,332             --       9,752,332
  Derivative mark-to-market, net of taxes......           --     (2,009,855)     (2,009,855)
                                                                                -----------
  Compehensive income..........................                                   7,742,477
  Shares converted and other transactions......           --             --              --
  Dividends on Series B Preferred stock ($.25
    per share).................................      (58,165)            --         (58,165)
  Redemption of series B Preferred Stock.......           --             --      (2,326,642)
                                                 -----------    -----------     -----------
BALANCE, DECEMBER 31, 2002.....................  $18,125,209    $(1,430,225)    $64,736,904
                                                 ===========    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE-MONTH
                                                       YEAR ENDED    PERIOD ENDED       2000
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          2002           2001        YEAR ENDED
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................  $  9,752,332   $  5,347,994   $  6,758,644
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation, depletion and amortization.....     9,022,370      6,330,099      8,032,873
       (Gain) loss on sale of property and
          equipment.................................          (398)       (28,541)        26,743
       Deferred income taxes........................     5,090,000      2,496,376      2,700,000
       Stock bonus..................................            --             --         34,931
       Change in:
          Accounts receivable.......................      (597,365)     2,647,297       (438,202)
          Inventories and other current assets......         6,444       (158,034)       279,424
          Other assets, net.........................       292,575         16,138        197,783
          Accounts payable and accrued expenses.....    (2,414,741)       712,644      3,687,979
          Billings in excess of costs on uncompleted
            contracts...............................    (2,062,094)     1,184,813        309,225
                                                      ------------   ------------   ------------
            Total adjustments.......................     9,336,791     13,200,792     14,830,756
                                                      ------------   ------------   ------------
               Net cash provided by operating
                 activities.........................    19,089,123     18,548,786     21,589,400
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment...............   (24,083,729)   (13,801,713)    (7,136,990)
  Proceeds on sale of property and equipment........        54,694        224,720         34,535
                                                      ------------   ------------   ------------
               Net cash used by investing
                 activities.........................   (24,029,035)   (13,576,993)    (7,102,455)
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term credit facilities......            --             --     63,000,000
  Repayment of long term debt -- affiliates.........            --             --    (38,500,000)
  Repayment of long term debt.......................            --       (724,026)   (26,022,755)
  Redemption of Preferred B stock...................    (2,326,642)            --             --
  Cash paid for deferred financing fees.............            --             --       (649,198)
  Dividends.........................................       (58,165)      (500,657)      (232,864)
                                                      ------------   ------------   ------------
               Net cash used by financing
                 activities.........................    (2,384,807)    (1,224,683)    (2,404,817)
                                                      ------------   ------------   ------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS.........    (7,324,719)     3,747,110     12,082,128
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........    22,035,924     18,288,814      6,206,686
                                                      ------------   ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD...............  $ 14,711,205   $ 22,035,924   $ 18,288,814
                                                      ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest.......................................  $  3,218,081   $  3,556,283   $  5,943,446
     Income taxes...................................            --        222,969             --
Supplemental disclosures of noncash investing and
  financing activities:
  Note payable -- affiliate exchanged for common
     stock..........................................  $         --   $         --   $ 24,000,000

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization - North Coast Energy, Inc. ("NCE"), a Delaware corporation, was formed in August 1988 to engage in the exploration, development and production of oil and gas and the acquisition of producing oil and gas properties.

B. Change in Year-End - The Company changed its year-end from March 31 to December 31 effective December 31, 2001. The nine-month period ended December 31, 2001 is not indicative of a full year of operations (see Note 13).

C. Principles of Consolidation - The consolidated financial statements include the accounts of North Coast Energy, Inc. and its wholly owned subsidiaries (collectively, "the Company"), North Coast Energy Eastern, Inc. ("NCEE", formerly Peake Energy, Inc.), North Coast Operating Company ("NCOC") and NCE Securities, Inc. ("NCE Securities"). In addition, the Company's investments in oil and gas drilling partnerships, which are accounted for under the proportional consolidation method, are reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated.

D. Inventories - Inventories consist of material, pipe and supplies valued at the lower of cost or market.

E. Cash Equivalents - Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in the cash and equivalents balances. Included in cash and cash equivalents is $9,224,145 of investments in a short-term bond fund.

F. Property and Equipment - Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, gathering systems using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using various methods over 3 to 15 years and building and improvements using various methods over 7-31.5 years).

G. Oil and Gas Investments and Properties - The Company uses the successful efforts method of accounting for its oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.

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

   When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized on a group (pool) basis with proved properties having similar characteristics, by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of each pool of proved properties exceed the estimated future net cash flow from such pool, the excess capitalized costs are written down to the present value of such amount. Estimated future net cash flows are determined based primarily upon the estimate future proved reserves related to the Company's current proved properties.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

   The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

   On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. The carrying cost of unproved properties is approximately $3,310,000 at December 31, 2002.

H. Revenue Recognition - The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs on uncompleted contracts are classified as current liabilities.

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

I. Per Share Amounts - For the year ended December 31, 2002, the nine month period ended December 31, 2001, and the fiscal year ended March 31, 2001, the conversion of Series A stock had the effect of increasing average outstanding shares by 33,251, 33,624 and 33,624 shares, respectively. Assumed exercise of dilutive stock options had the effect of adding 108, 3,705 and 3,645 shares to the average outstanding shares for the year ended December 31, 2002, the nine months ended December 31, 2001, and the year ended March 31, 2001, respectively. The assumed conversion of the Series B Preferred Stock increased outstanding shares by 76,321 shares and increased net income by approximately $58,000 for the year ended March 31, 2001. The effect of warrants were anti-dilutive in all periods.

   The average number of outstanding shares used in computing basic and diluted net income per share was 15,208,216 and 15,241,948, 15,208,031 and 15,245,360
   and 14,306,011 and 14,419,601 for the year ended December 31, 2002, the nine-month period ending December 31, 2001, and the fiscal year ended March 31, 2001, respectively.

J. Risk Factors - The Company operates in an environment with many financial risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices and the highly competitive nature of the industry as well as worldwide economic conditions.

K. Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in calculating the Company's depletion, depreciation and amortization which could be subject to significant near term revision include estimated oil and gas reserves. The Company's reserve estimates could vary significantly depending on various factors, including Company and industry volatility of oil and natural gas prices.

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

L. Financial Instruments - The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and derivatives. The book value of cash and equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility and other debt obligations approximates their fair value as they bear interest at adjustable interest rates which change periodically to reflect market conditions. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk and credit losses have historically been within management's estimate. Derivatives are used as cash flow hedges and are marked to market through other comprehensive income.

NOTE 2.  ACQUISITIONS

     During 2002, the Company acquired interests in proved oil and gas properties and related equipment for $3,710,000. Such interests included the assets of 3 companies and 14 oil and gas partnerships that had been organized and sponsored by the Company. The pro form effect of the acquisitions is not material and therefore has not been presented.

NOTE 3.  DETAILS OF CURRENT LIABILITIES

     Accrued expenses consist of the following:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Production Taxes....................................     $1,689,351          $1,355,924
Drilling Costs......................................        826,185           3,414,318
Compensation........................................      1,268,716             625,330
Other Expenses......................................      1,023,267           1,510,765
Mark to Market......................................      2,270,198                  --
                                                         ----------          ----------
                                                         $7,077,717          $6,906,337
                                                         ==========          ==========

     Billings in excess of costs on uncompleted contracts consist of the following:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Billings on uncompleted contracts...................         $--             $2,062,094
Costs incurred on uncompleted contracts.............         --                      --
                                                             --              ----------
                                                             $--             $2,062,094
                                                             ==              ==========

     At December 31, 2001, fourteen wells, were in the process of being completed.

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
NUON Non-Negotiable Subordinated Promissory Note due
  February 28, 2015.................................     $10,000,000         $10,000,000
Notes payable -- bank...............................      57,000,000          57,000,000
                                                         -----------         -----------
                                                         $67,000,000         $67,000,000
                                                         ===========         ===========

     The Non-Negotiable Subordinated Promissory Note bears interest at the six-month LIBOR plus 2.3% or 4.1% and 4.2% at December 31, 2002 and December 31, 2001, respectively. The weighted average interest rate

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES was 4.5%, 4.9% and 9.0% for the year ended December 31, 2002, the nine-month period ended December 31, 2001, and the fiscal year ended March 31, 2001, respectively. The note is subordinated to the Company's senior debt. NUON has the right to secure the indebtedness by a lien on NCEE's assets, subject to the rights of the senior lender.

     The Company has a five-year, $125,000,000 credit agreement with a group of four banks with Union Bank of California acting as agent bank. The credit agreement provides for a borrowing base (presently $80,000,000 of which $57,000,000 is drawn upon) that is determined semiannually by the lenders based on the Company's financial position, oil and gas reserves and certain other factors. The agreement provides for a 3/8% commitment fee on amounts not borrowed up to the borrowing base and allows for a sub-limit of $15,000,000 for the issuance of letters of credit. At December 31, 2002 and 2001, amounts outstanding under bank credit agreements bear interest at LIBOR plus 1.875%, or approximately 3.3% and 3.8%, respectively. The weighted average interest rate on bank borrowings was 4.7%, 4.7% and 8.7% for the year ended December 31, 2002, the nine-month period ended December 31, 2001, and the fiscal year ended March 31, 2001, respectively. Amounts borrowed are secured by the Company's receivables, inventory, equipment and a first mortgage on certain of the Company's interests in oil and gas wells and reserves. At December 31, 2002, the Company's credit agreement restricts the Company from incurring additional debt or liens, prohibits certain dividends and distributions, and requires the Company to maintain positive working capital and minimum interest and fixed charge coverage. The Company was in compliance with all covenants and restrictions at December 31, 2002.

     Future maturities of long-term debt at December 31, 2002 are as follows:

2005........................................................   $57,000,000
Thereafter..................................................    10,000,000
                                                               -----------
                                                               $67,000,000
                                                               ===========

NOTE 5.  STOCKHOLDERS' EQUITY

A. Sale of Common Stock

   In September 1997, the Company sold 1,149,426 shares of its common stock for $5 million to NUON, pursuant to the terms of a stock purchase agreement ("Agreement") by and between the Company and NUON dated August 1, 1997. In September 1999 and 1998, NUON exercised its option under the Agreement to purchase an additional 1,042,125 and 1,149,425 shares, respectively, of common stock at $4.35 per share. In September 1999, NUON purchased an additional 107,301 shares from the Company's former Chief Executive Officer. Additionally, in May 2000, NUON received 9,600,000 shares from conversion of its $24 million convertible promissory note. NUON, which owned 86% of the Company's common shares at December 31, 2002, has no further contractual rights or options to purchase shares.

B. Preferred Stock

   The Board of Directors of NCE has designated 563,270 shares of the 2,000,000 shares of preferred stock authorized as Series A, 6% Noncumulative Convertible Preferred stock (Series A Preferred stock) and 625,000 shares of Preferred stock as Series B, Cumulative Convertible Preferred stock (Series B Preferred stock).

   Stockholders of Series A Preferred stock are entitled to vote such shares on any and all matters submitted to a vote of the stockholders of the Company based upon the number of votes such stockholders would have if the Series A Preferred stock had been converted into shares of common stock of the Company. Holders of shares of Series A Preferred stock are entitled to receive, when and if declared by the Board of Directors, noncumulative cash dividends at an annual rate of $.60 per share. Shares of Series A Preferred stock are

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES senior to shares of common stock with respect to such cash dividends and junior to shares of Series B Preferred stock.

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

   Holders of shares of Series B Preferred stock were entitled to receive, when and if declared by the Board of Directors, cash dividends at an annual rate of $1.00 per share, payable quarterly.

   During the nine month period ended December 31, 2001, the Company paid the normal quarterly dividends and all dividends that were in arrears. The holders of Series B Preferred Stock had the right, exercisable at their option, to convert any and all of such shares into 1.15 shares of common stock.

   The Series B Preferred Stock was redeemable at the option of the Company, at $10 per share plus any accrued and unpaid dividends, as defined. In March 2002, the Series B Preferred Stock was redeemed at $10 per share plus the accrued and unpaid dividends of $0.25 per share, as defined. The Company does not expect to reissue any Series B Preferred Stock.

C. Common Stock Warrants

   In each of fiscal 2000, 1999 and 1998, the Company issued warrants to purchase 26,800 shares of common stock for $4.375 per share in conjunction with the NUON Agreement. These warrants (half of which were issued to a former director and officer) expire between September 2002 and September 2004.

   Effective April 1999, in connection with the signing of a separation agreement, the Company's then Chief Executive Officer received a ten-year warrant to purchase 60,000 shares of the Company's common stock at $5.00 per share.

D. Stock Options and Stock Appreciation Rights

   On December 13, 1999, the stockholders of the Company approved the adoption of the North Coast Energy, Inc. 1999 Employee Stock Option Plan ("the Option Plan"). The Option Plan provides 400,000 shares of common stock reserved for the exercise of options granted under the plan. The Option Plan provides for the granting of stock options to purchase common stock at an option price determined by North Coast's Stock Option and Compensation Committee ("the Committee"). Options granted under the plan have been at or above the fair market value of the stock at the date of grant. The Committee determines the expiration date but

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES no option shall be exercisable for a period of more than 10 years. The aggregate fair market value of the common stock exercisable for the first time during any calendar year cannot exceed $100,000. Options granted under the Option Plan terminate upon, or within 90 days of the employee leaving the Company. The Company, from time to time, may issue additional options outside the plan.

   Stock option transactions during for the year ended December 31, 2002, the nine-month period ending December 31, 2001 and the year ending March 31, 2001 are summarized as follows:

                                                               OPTIONS         PRICE
                                                             OUTSTANDING       RANGE
                                                             -----------   -------------
March 31, 2000.............................................     62,135     $3.90 - $6.88
  Options granted..........................................     60,000     $3.47 - $3.99
  Options cancelled........................................         --
                                                               -------
March 31, 2001.............................................    122,135     $3.47 - $6.88
  Options granted..........................................     60,000     $3.70 - $4.38
  Options cancelled........................................     23,384     $3.90 - $6.88
                                                               -------
December 31, 2001..........................................    158,751     $3.47 - $6.88
  Options Granted..........................................    117,650     $3.36 - $3.51
  Options Cancelled........................................         --
                                                               -------
December 31, 2002..........................................    276,401     $3.36 - $6.88
                                                               =======

  In January 2002, the Company granted 30,000 options to an independent Director at $3.36 per share. Those options vested 10,000 upon grant and 10,000 each on January 31, 2003 and 2004. In March 2002, the Company granted 34,050 options to an officer at $3.51 per share. All 34,050 options were vested upon grant. In addition, the Company granted 53,600 options to two officers and two key employees at $3.51 per share. One-third of those shares were vested upon grant and one-third will vest on each of March 28, 2003 and 2004.

                                                                OPTIONS        OPTION
EXERCISABLE AT DECEMBER 31, 2002 THROUGH                      OUTSTANDING      PRICE
----------------------------------------                      -----------   ------------
March 19, 2003..............................................         58     $       6.88
April 1, 2003...............................................      6,667     $       4.38
April 1, 2004...............................................      6,666     $       4.38
April 1, 2005...............................................     13,334     $       4.38
April 1, and May 7, 2006....................................     29,166     $3.99 - 4.38
September 4, 2006...........................................        360     $       3.91
January 31 through May 7, 2007..............................     50,367     $3.36 - 4.38
October 18, 2009............................................      5,000     $       4.38
October 5, 2010.............................................     30,000     $       3.47
October 6, 2011.............................................     35,000     $       3.70
March 28, 2012..............................................     34,050     $       3.51
                                                                -------
                                                                210,668     $3.36 - 6.88
Non-vested Options..........................................     65,733     $3.36 - 3.99
                                                                -------
Total Options...............................................    276,401     $3.36 - 6.88
                                                                =======

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

  In the nine months ended December 31, 2001, the Company granted options for 35,000 shares to an officer of the Company at $3.70 per share, all of which vested upon grant, and 25,000 options to a key employee at $4.38, which vests one-half on each of May 7, 2001 and 2002.

  In the year ended March 31, 2001, the Company granted 30,000 options to a Director of the Company at $3.99 per share with one-third of those shares vesting on April 1, 2001 and one-third vesting each year thereafter. The Company also granted 30,000 options to an executive officer at $3.47 per share all of which vested upon grant.

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

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards, compensation expense would have increased by approximately $163,900 in the year ended December 31, 2002 and the Company's basic and net income per share would have decreased by $.01. The fair value of options granted during 2002 was approximately $205,900, which was determined using the Black-Scholes option pricing model, assuming no dividend yield, and weighted average: risk-free interest rate of 4.6%; volatility of 52%; and expected life of 5 years. Options granted prior to 2002 were not material enough to significantly impact the Company's previous years' net income per share.

E. Stock Bonus Plan

   The Company has a Key Employees Stock Bonus Plan (the "Bonus Plan") to provide key employees, as defined, with greater incentive to serve and promote the interests of the Company and its stockholders. The aggregate number of shares of common stock, which may be issued as bonuses, shall be 400,000 shares of common stock. The expenses of administering the Bonus Plan are borne by the Company. The Bonus Plan, as amended, terminates on February 1, 2011. The Company has issued 25,120 shares of common stock under the Bonus Plan since inception.

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

                                         YEAR ENDED       NINE-MONTHS ENDED   FISCAL YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001    MARCH 31, 2001
                                      -----------------   -----------------   -----------------
Current provision...................     $   58,332          $   96,376          $       --
Deferred provision..................      5,090,000           2,400,000           2,700,000
                                         ----------          ----------          ----------
  Total.............................     $5,148,332          $2,496,376          $2,700,000
                                         ==========          ==========          ==========

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

Income taxes differed from the amount computed by applying the federal statutory rates to pretax book income as follows:

                                  YEAR ENDED       NINE-MONTHS ENDED   FISCAL YEAR ENDED
                               DECEMBER 31, 2002   DECEMBER 31, 2001    MARCH 31, 2001
                               -----------------   -----------------   -----------------
                                 AMOUNT      %       AMOUNT      %       AMOUNT      %
                               ----------   ----   ----------   ----   ----------   ----
Provision based on the
  statutory rate.............  $5,066,000   34.0   $2,667,000   34.0   $3,216,000   34.0
Tax effect of:
  Statutory
  Depletion..................    (210,000)  (1.4)    (335,000)  (4.2)    (442,000)  (4.7)
  State income tax and
     other...................     292,332    2.0      164,376    2.0      (74,000)  (0.8)
                               ----------   ----   ----------   ----   ----------   ----
     Total...................  $5,148,332   34.6   $2,496,376   31.8   $2,700,000   28.5
                               ==========   ====   ==========   ====   ==========   ====

The components of the net deferred tax liability as of December 31, 2002 and 2001 were as follows:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
DEFERRED TAX LIABILITIES
  Property and equipment............................    $(16,203,421)        $(9,009,580)
  Derivative mark to market.........................              --            (340,420)
                                                        ------------         -----------
  Total deferred tax liabilities....................     (16,203,421)         (9,350,000)
DEFERRED TAX ASSETS
  Alternative minimum tax credit carryforwards......         524,000             524,000
  Net operating loss carryforwards..................       3,500,000           1,650,000
  Statutory depletion carryforward..................       1,300,000           1,110,000
  Mark to market liability..........................         840,000                  --
  Other temporary differences.......................         581,000             417,000
                                                        ------------         -----------
       Total deferred tax assets....................       6,745,000           3,701,000
                                                        ------------         -----------
       Net deferred tax liability...................    $ (9,458,421)        $(5,649,000)
                                                        ============         ===========
Current asset.......................................    $         --         $    31,027
Long-term liability.................................      (9,458,421)         (5,680,027)
                                                        ------------         -----------
       Net deferred tax liability...................    $ (9,458,421)        $(5,649,000)
                                                        ============         ===========

     As of December 31, 2002, the Company had operating loss, percentage depletion and alternative minimum tax credit carryforwards of approximately $9,500,000 $3,600,000 and $524,000, respectively. The operating loss carryforwards begin to expire in 2019. The percentage depletion and alternative minimum tax carryforwards can be carried forward indefinitely. Realization of these items is subject to certain limitations and is contingent upon future earnings. Additionally, a portion of the carryforwards may be subject to limitations imposed by Internal Revenue Code Section 382, which could further restrict the Company's utilization and realization of such carryforwards.

NOTE 7.  RETIREMENT SAVINGS TRUST AND PLAN

     The Company has a Retirement Savings Trust and Plan (the "Plan") that covers all employees that meet the eligibility requirements of the Plan. During 2002, the Plan provided that the Company could make (i) profit sharing contributions and (ii) contributions to match fifty percent (50%) of employee pre-tax contributions with

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES matching contributions on the first five percent (5%) of an employee's compensation contributed to the plan. The Plan was restated as of April 1, 2002 to comply with certain changes in law and to adopt a plan year ending December 31 of each year.

     The Plan was also restated as of January 1, 2003 to make certain changes in the Plan and to comply with certain changes in law. The Plan now provides for immediate vesting of all profit sharing contributions and all matching contributions. Also, effective January 1, 2003, the Plan provides that instead of making profit sharing contributions the Company may make a non-elective contribution equal to three percent (3%) of each eligible employee's compensation. The Company must determine annually whether or not to make this contribution, which is designated under the Plan as an "ADP Test Safe Harbor Contribution", which satisfies the requirements of Internal Revenue Code Section 401(k)(12) and regulations issued thereunder. During 2003, the Company will make a non-elective contribution of three percent (3%) of each eligible employee's compensation.

     Profit sharing contributions were $75,000 and $120,000 for the plan years ended March 31, 2002 and March 31, 2001, respectively. Matching contributions were $68,312 and $48,354 for the plan years ended March 31, 2002 and March 31, 2001, respectively. Effective April 1, 2002, the Plan was amended to adopt a plan year ending December 31 of each year. Contributions in the twelve months ended December 31, 2002 were $90,906.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company has unlimited liability to third parties with respect to the operations of the remaining partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations. In certain partnerships, certain investors have participated as co-general partners in such partnerships. To make such investments more acceptable to potential investors (from a standpoint of risks to such investors), NCE has agreed to indemnify these investor-general partners from any partnership liability, which they may incur in excess of their contributions.

NOTE 9.  INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     NCE and its subsidiaries operate in a single industry segment, the acquisition, exploration and development of oil and gas properties primarily in the Appalachian Basin. NCE and its subsidiaries both originate and acquire prospects and drill, or cause to be drilled, such prospects through joint drilling arrangements with other independent oil and gas companies.

     The Company's revenue is derived from oil & gas related activities in the Appalachian Basin. Gas production revenues represented 94%, 93% and 91% of total oil and gas production revenues for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the fiscal year ended March 31, 2001, respectively. During the year ended December 31, 2002, one customer purchased 20% of the gas produced by the Company. During the nine-month period ended December 31, 2001, two customers purchased 21% and 13% of the gas produced by the Company. During the fiscal year ended March 31, 2001, two customers purchased 21% and 14% of the gas produced by the Company. A significant portion of trade accounts receivable at December 31, 2002 and 2001 was attributable to these purchasers.

NOTE 10.  FINANCIAL INSTRUMENTS

     Derivative Financial Instruments: The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

     Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. To lessen its exposure to commodity price risk, NCE expects to continue to sell natural gas under fixed price contracts, on the

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES spot market and to use financial hedging instruments to realize a fixed-price on a portion of its production. As a result of oil and gas hedging activities, oil and gas sales were increased by approximately $539,000 and $840,000 for the year ended December 31, 2002 and nine months ended December 31, 2001, respectively and decreased $3.9 million for the fiscal year ended March 31, 2001. The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed-price contracts at December 31, 2002:

                           FINANCIAL HEDGES (COLLARS)

                                      ESTIMATED REALIZABLE PRICE    FIXED PRICE CONTRACTS        NYMEX
                                     ----------------------------   ----------------------   AT 12/31/2002
QUARTER ENDING                         MMBTU      FLOOR     CAP      MMBTU     EST. PRICE      PER MMBTU
--------------                       ----------   ------   ------   --------   -----------   -------------
March 31, 2003.....................  1,200,000    $3.07    $4.07    887,000       $3.40          $4.82
June 30, 2003......................  1,660,000     3.39     4.48    404,000        3.53           4.46
September 30, 2003.................  1,670,000     3.39     4.48    276,000        3.52           4.44
December 31, 2003..................  1,670,000     3.39     4.48    175,000        3.31           4.58
March 31, 2004.....................    905,000     3.42     4.95    104,000        3.16           4.67
June 30, 2004......................    910,000     3.43     4.96     92,000        3.06           4.10
September 30, 2004.................    920,000     3.43     4.96     89,000        3.03           4.04
December 31, 2004..................    920,000     3.43     4.96     72,000        2.87           4.20

     Interest Rate Swap: During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to two years, thus reducing the impact of interest rate changes on future income. As a result of the swap agreement interest expense was increased by approximately $500,000 in 2002. The amount was immaterial in 2001. At December 31, 2002, the following contracts were outstanding:

                                                                LIBOR
                                                                RATE    NCE EFFECTIVE FIXED
                   TERM                       NOTIONAL AMOUNT   FIXED          RATE
                   ----                       ---------------   -----   -------------------
1. January 1, 2003 to December 31, 2003....     $20,000,000      4.2%           6.1%
2. January 1, 2001 to December 31, 2003....     $20,000,000      3.5%           5.4%

     The mark-to-market liability associated with the two interest rate swap contracts was $974,318 at December 31, 2002.

     In February 2003 the Company extended the term of both swaps to December 31, 2004. As a result, swap number 1 will have a rate of 3.2% from April 1, 2003 until it expires on December 31, 2004 and swap number 2 will have a rate of 3% from January 1, 2003 until it expires on December 31, 2004.

     The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income until settled, when the resulting gains and losses are recorded in earnings. Any hedge ineffectiveness is charged to earnings. The Company believes that any ineffectiveness in its hedges is immaterial. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production the Company hedges and the time periods covered by such hedges. As a result of the adoption of SFAS 133, the Company recorded a liability associated with its natural gas hedges based on gas prices in effect at April 1, 2001 of $3,200,000, with offsetting charges to deferred taxes of $1,100,000 and other comprehensive income of $2,100,000.

     The change was accounted for as a cumulative effect of a change in accounting principle. During the nine months ended December 31, 2001, natural gas prices decreased and one hedge instrument expired. Consequently,

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES the liability at December 31, 2001 was eliminated along with the related deferred tax asset and a mark-to-market asset of $920,050 and a deferred tax liability of $340,420 were recorded. Accumulated other comprehensive income at December 31, 2001 was $579,630 and total comprehensive income for the nine months ended December 31, 2001 was $5,927,624. During 2002 natural gas prices increased resulting in a mark to market liability and a deferred tax asset of $1,295,880 and $479,476 respectively, at December 31, 2002. As a result, accumulated other comprehensive income was a loss of $1,430,225 (interest rate swap $ 613,821 and costless collar $816,404) and total comprehensive income was $7,742,477 for the year ended December 31, 2002.

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

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of diverse entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses if these customers fail to pay. The Company believes that established reserves for nonpayment of $620,000 and $528,000 at December 31, 2002 and 2001, respectively, are adequate.

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The Company limits this exposure by using counterparties with high credit ratings and monitors those ratings periodically.

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                       DECEMBER 31, 2002           DECEMBER 31, 2001
                                   -------------------------   -------------------------
                                    CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNT         VALUE        AMOUNT         VALUE
                                   -----------   -----------   -----------   -----------
Cash and cash equivalents........  $14,711,205   $14,711,205   $22,035,924   $22,035,924
Accounts receivable..............    5,796,537     5,796,537     6,006,622     6,006,622
Account payable..................    3,369,632     3,369,632     3,395,272     3,395,272
Long-term debt...................   67,000,000    67,000,000    67,000,000    67,000,000
Natural gas collars (liability)
  asset..........................   (1,295,880)   (1,295,880)      920,050       920,050
Interest rate swaps (liability)
  asset..........................     (974,318)     (974,318)           --            --

NOTE 11.  RELATED PARTY TRANSACTIONS

     Accounts receivable from affiliates amounted to $72,385 and $985,559 at December 31, 2002 and 2001 respectively, consist primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships. In the year ended December 31, 2002, the nine months ended December 31, 2001, and the fiscal year ended March 31, 2001, the Company acquired limited partnership interests in oil and gas drilling programs that it had sponsored at a cost of approximately $1,517,000, $1,250,000 and $676,000, respectively.

NOTE 12.  ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the polling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS 13, "Accounting of Leases". Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect.

     As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results Of Operations, Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 was effective for the quarter ending September 30, 2002, for the Company's financial position, results of operations and cash flows.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based, Compensation - Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effects of SFAS 148, but does not expect that the adoption of SFAS 148 would have a material effect on the Company's results of operations.

NOTE 13.  TRANSITION REPORTING

     In August 2001, the Company elected to change its year end from March 31 to December 31. As a result, the Company's transition period was the nine months ended December 31, 2001.

     The following table of consolidated financial data provides a year-to-year comparison of the results of operations for the years ended December 31, 2002 and 2001. The 2001 amounts are unaudited and reflect all

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the period. All adjustments made were of a normal recurring nature.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
                                                                             (UNAUDITED)
REVENUE
  Oil and gas production....................................  $37,414,188    $30,919,493
  Drilling revenues.........................................    2,082,351      6,833,847
  Well operating, gathering, and other......................    6,766,608     11,419,760
                                                              -----------    -----------
                                                               46,263,147     49,173,046
COSTS AND EXPENSES
  Oil and gas production expenses...........................    8,583,185      9,108,606
  Drilling costs............................................    1,752,456      5,434,471
  Well operating, gathering, and other......................    3,488,709      4,818,960
  Exploration expense.......................................    1,572,638      1,156,126
  General and administrative expenses.......................    4,168,323      3,870,021
  Depreciation, depletion and amortization..................    9,022,370      7,743,227
                                                              -----------    -----------
                                                               28,587,681     32,131,411
                                                              -----------    -----------
INCOME FROM OPERATIONS......................................   17,675,466     17,041,635
INTEREST EXPENSE, NET
  Interest income...........................................      371,807        739,609
  Interest expense..........................................    3,146,609      4,755,612
                                                              -----------    -----------
                                                                2,774,802      4,016,003
                                                              -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES....................   14,900,664     13,025,632
PROVISION FOR INCOME TAXES..................................    5,148,332      4,246,376
                                                              -----------    -----------
NET INCOME..................................................  $ 9,752,332    $ 8,779,256
                                                              ===========    ===========
NET INCOME APPLICABLE TO COMMON STOCK
  (after dividends on cumulative Preferred Stock
  of $58,165, and $232,861, respectively)...................  $ 9,694,167    $ 8,546,395
                                                              ===========    ===========
NET INCOME PER SHARE
  (basic and diluted).......................................  $      0.64    $      0.56
                                                              ===========    ===========

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

NOTE 14.  SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                   CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                DECEMBER 31, 2002   DECEMBER 31, 2001   MARCH 31, 2001
                                                -----------------   -----------------   --------------
Proved oil and gas properties.................    $140,098,372        $121,195,745       $108,466,905
Accumulated depreciation, depletion and
  amortization................................     (30,626,693)        (24,069,473)       (19,681,628)
                                                  ------------        ------------       ------------
Net capitalized costs.........................    $109,471,679        $ 97,126,272       $ 88,785,277
                                                  ============        ============       ============

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                   YEAR ENDED       NINE-MONTHS ENDED     YEAR ENDED
                                                DECEMBER 31, 2002   DECEMBER 31, 2001   MARCH 31, 2001
                                                -----------------   -----------------   --------------
Property acquisition costs....................     $3,454,000          $1,259,000         $  937,592
Exploration costs.............................      2,725,000           1,351,000            775,814
Development costs.............................     20,696,000           7,800,000          5,151,732

     Property acquisition costs include purchases of proved and unproved oil and gas properties acquired in business acquisitions.

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                 YEAR ENDED       NINE-MONTHS ENDED   FISCAL YEAR ENDED
                                              DECEMBER 31, 2002   DECEMBER 31, 2001    MARCH 31, 2001
                                              -----------------   -----------------   -----------------
Oil and gas production......................     $37,414,188         $22,851,489         $29,399,487
Loss on sale of oil and gas properties......              --                  --             (26,734)
Production costs............................      (8,583,185)         (6,399,658)         (9,071,659)
Exploration expenses........................      (1,572,638)           (847,303)           (775,814)
Depreciation, depletion and amortization....      (6,486,110)         (4,387,845)         (5,249,058)
                                                 -----------         -----------         -----------
                                                  20,772,255          11,216,683          14,276,222
Provision for income taxes..................       7,154,012           3,508,000           4,450,000
                                                 -----------         -----------         -----------
Results of operations for oil and gas
  producing activities (excluding corporate
  overhead and financing costs).............     $13,618,243         $ 7,708,683         $ 9,826,222
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

              ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                 OIL          GAS
                                                               (BBLS)        (MCF)
                                                              ---------   -----------
Balance, March 31, 2000.....................................  1,021,400   124,868,000
  Extensions and discoveries................................         --     8,629,000
  Purchase of reserves in place.............................      5,600     1,298,000
  Production................................................    (96,200)   (7,835,000)
  Revisions of previous estimates...........................    275,800    16,436,000
                                                              ---------   -----------
Balance, March 31, 2001.....................................  1,206,600   143,396,000
  Extensions and discoveries................................    100,900    12,730,000
  Purchase of reserves in place.............................      8,800     1,857,000
  Production................................................    (82,000)   (6,404,000)
  Revisions of previous estimates...........................      8,000    (4,801,000)
  Sales of reserves in place................................       (300)      (18,000)
                                                              ---------   -----------
Balance, December 31, 2001..................................  1,242,000   146,760,000
  Extensions and discoveries................................     88,000    18,709,000
  Purchase of reserves in place.............................     30,000     7,561,000
  Production................................................   (104,000)   (9,629,000)
  Revisions of previous estimates...........................     65,000    10,395,000
  Sale of reserves in place.................................     (2,000)     (124,000)
                                                              ---------   -----------
Balance, December 31, 2002..................................  1,319,000   173,672,000
                                                              =========   ===========
PROVED DEVELOPED RESERVES
  March 31, 2000............................................    924,000   109,174,000
  March 31, 2001............................................  1,119,000   124,444,000
  December 31, 2001.........................................  1,132,000   126,385,000
  December 31, 2002.........................................  1,204,000   150,979,000

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                                          YEAR ENDED
                                                DECEMBER 31, 2002   DECEMBER 31, 2001   MARCH 31, 2001
                                                -----------------   -----------------   --------------
Future cash inflows from sales of oil and gas
  (including transportation allowances).......    $907,537,000        $481,414,000       $746,302,000
Future production costs.......................    (220,342,000)       (159,398,000)      (205,754,000)
Future development costs......................     (23,389,000)        (19,755,000)       (19,492,000)
Future income tax expense.....................    (199,142,000)        (90,319,000)      (155,951,000)
                                                  ------------        ------------       ------------
Future net cash flows.........................     464,664,000         211,942,000        365,105,000
Effect of discounting future net cash flows at
  10% per annum...............................    (294,738,000)       (133,520,000)      (236,774,000)
                                                  ------------        ------------       ------------
Standardized measure of discounted future net
  cash flows..................................    $169,926,000        $ 78,422,000       $128,331,000
                                                  ============        ============       ============

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                  YEAR ENDED       NINE-MONTHS ENDED     YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   MARCH 31, 2001
                                               -----------------   -----------------   --------------
Balance, beginning of period.................    $ 78,422,000        $128,331,000       $ 68,320,000
Extensions and discoveries...................      43,911,000           6,207,000         18,292,000
Purchase of reserves in place................       8,033,000           1,145,000            724,000
Sales of oil and gas, net of production
  costs......................................     (28,831,000)        (16,452,000)       (20,328,000)
Net changes in prices and production costs...      80,239,000         (77,911,000)        62,374,000
Net changes in development costs.............      (3,635,000)           (263,000)        (6,075,000)
Revisions of previous quantity estimates.....      13,977,000          (3,876,000)        20,725,000
Sales of reserves in place...................         (75,000)            (16,000)                --
Net change in income taxes...................     (39,711,000)         21,400,000        (25,709,000)
Accretion of discount........................      11,154,000          18,284,000          9,712,000
Other........................................       6,442,000           1,573,000            296,000
                                                 ------------        ------------       ------------
Balance, end of period.......................    $169,926,000        $ 78,422,000       $128,331,000
                                                 ============        ============       ============

     Under the guidelines of SFAS No. 69, estimated future cash flows are determined based on period-end prices for crude oil, current allowable prices applicable to expected natural gas production (including transportation allowances), estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves based on current economic conditions, and the estimated future income tax expenses, based on year-end statutory tax rates (with consideration of true tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted to present value using a 10% year end rate.

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

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

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

                                 EXHIBIT INDEX

EXHIBIT                                                                 SEQUENTIAL
NUMBER    DESCRIPTION OF DOCUMENTS                                         PAGE
-------   ------------------------                                      ----------
   3.1    Certificate of Incorporation of the Registrant dated August
          30, 1988.                                                        (B)
   3.2    Certificate of Stock Designation of the Registrant filed
          September 12, 1988.                                              (B)
   3.3    Certificate of Stock Designation of the Registrant filed
          September 14, 1989.                                              (B)
   3.4    Certificate of Correction filed March 22, 1991.                  (C)
   3.5    Certificate of Amendment to Certificate of Incorporation
          filed November 4, 1992.                                          (A)
   3.6    Certificate of Stock Designation filed December 29, 1992.        (D)
   3.7    Certificate of Amendment to Certificate of Incorporation
          filed August 29, 1994.                                           (G)
   3.8    Certificate of Amendment of Certificate of Incorporation
          filed December 16, 1998.                                         (J)
   3.9    Certificate of Correction filed November 15, 1999.               (M)
  10.1    1988 Stock Option Plan.                                          (B)
  10.2    Form of Profit Sharing Plan.                                     (B)
  10.3    Form of Indemnity Agreement between the Registrant and each
          of its Directors and executive officers.                         (B)
  10.4    North Coast Energy, Inc. Key Employees Stock Bonus Plan.         (B)
  10.5    Stock Option Agreement dated as of May 17, 1991 between
          Registrant and Timothy Wagers.                                   (C)
  10.6    Stock Option Agreement dated as of May 17, 1991 between the
          Registrant and Thomas A. Hill.                                   (C)
  10.7    Option Agreement dated February 22, 1994 by and between
          Registrant and Charles M. Lombardy, Jr.                          (E)
  10.8    Option Agreement dated February 22, 1994 by and between
          Registrant and Garry Regan.                                      (E)
  10.9    Warrant to purchase 200,000 shares of Common Stock of the
          Company.                                                         (G)
 10.10    Warrant to purchase 300,000 shares of Common Stock of the
          Company.                                                         (G)
 10.11    Restated Employment Agreement dated May 3, 1995 by and
          between Registrant and Charles M. Lombardy, Jr.                  (H)
 10.12    Restated Employment Agreement dated May 3, 1995 by and
          between Registrant and Garry Regan.                              (H)
 10.13    Open End Mortgage and Promissory Note by and between ING
          Capital and the Company dated February 9, 1998.                  (K)
 10.14    Purchase and Sale Agreement dated April 8, 1998 between Kelt
          Ohio, Inc., and North Coast Energy, Inc.                         (I)
 10.15    Ratification and Amendment to Purchase and Sale Agreement
          dated May 12, 1998 between Kelt Ohio, Inc., and North Coast
          Energy, Inc.                                                     (I)
 10.16    First Amendment to Credit Agreement and Promissory Note
          dated May 29, 1998 between ING (U.S.) Capital Corporation
          and North Coast Energy, Inc.                                     (I)
 10.17    Second Amendment to Credit Agreement and Promissory Note
          dated September 2, 1998 between ING (U.S.) Capital
          Corporation and North Coast Energy, Inc.                         (K)
 10.18    Warrants to purchase 300,000 shares (pre-split) of Common
          Stock of the Company.                                            (K)
 10.19    Separation Agreement dated April 30, 1999 by and among North
          Coast Energy, Inc., NUON International Projects, bv, Charles
          M. Lombardy, Jr., and Betty M. Lombardy.                         (K)
 10.20    Third Amendment to Credit Agreement and Promissory Note
          dated June 23, 1999 between ING (U.S.) Capital Corporation
          and North Coast Energy, Inc.                                     (K)
 10.21    North Coast Energy, Inc. 1999 Employee Stock Option Plan         (M)
 10.22    Stock Purchase Agreement between Belden & Blake Corporation
          and North Coast Energy, Inc. dated March 17, 2000.               (L)

EXHIBIT                                                                 SEQUENTIAL
NUMBER    DESCRIPTION OF DOCUMENTS                                         PAGE
-------   ------------------------                                      ----------
 10.23    Non-Negotiable Subordinated Promissory Note in the amount of
          $48,500,000 between North Coast Energy, Inc. as maker and
          NUON International Projects, bv as holder, dated March 17,
          2000.                                                            (L)
 10.24    Non-Negotiable Subordinated Convertible Promissory Note in
          the amount of $24,000,000                                        (L)
          between North Coast Energy, Inc. as maker and NUON
          International Projects, bv as holder dated March 17, 2000.
 10.25    Fourth Amendment to Credit Agreement and Promissory Noted
          dated March 17, 2000 between ING (U.S.) Capital LLC, as
          Agent, and North Coast Energy, Inc., as Borrower.                (M)
 10.26    Amendment to North Coast Energy, Inc. Employees' Profit
          Sharing Plan, effective April 1, 2000.                           (M)
 10.27    $125 million Credit Agreement dated September 26, 2000
          between North Coast Energy,                                      (N)
          Inc. as Borrower, Union Bank of California, NA, as Agent,
          Bank One, Texas, NA, as Syndication Agent, and certain
          financial institutions, as Lenders.
 10.28    First Amendment to Credit Agreement dated March 27, 2001
          between North Coast Energy, Inc., as Borrower, Union Bank of
          California, NA, as Agent, and certain other financial
          institutions, as Lenders.                                        (O)
 10.29    North Coast Energy, Inc. 2000 Employee Stock Bonus Plan,
          effective February 1, 2001.                                      (O)
 10.30    Second Amendment to Credit Agreement dated August 13, 2001 between North Coast Energy, Inc., as Borrower, Union Bank of
          California, NA, as Agent, and certain other financial
          institutions, as Lenders.                                        (P)
 10.31    Third Amendment to Credit Agreement dated December 31, 2002 between North Coast Energy, Inc., as Borrower, Union Bank of
          California, N.A., as agent, and certain other financial
          institutions, as Lenders                                          --
  21.1    List of Subsidiaries.                                            (M)
  23.1    Consent of Hausser + Taylor LLP.                                  --
   (A)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Registration Statement on Form S-2 (Reg.
          No. 33-54288).
   (B)    Incorporated herein by reference to the appropriate exhibits to the Company's Registration Statement on Form S-1 (File
          No. 33-24656).
   (C)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1991.
   (D)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1993.
   (E)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1994.
   (F)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on form 10-Q for the
          fiscal quarter ended September 30, 1994.
   (G)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1995.
   (H)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1996.
   (I)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Report on Form 8-K dated June 12, 1998.
   (J)    Incorporated herein by reference to the appropriate exhibits to the Company's Registration Statement on Form S-1 (File
          No. 33-71855).
   (K)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1999.
   (L)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Report on Form 8-K dated March 22, 2000.

EXHIBIT                                                                 SEQUENTIAL
NUMBER    DESCRIPTION OF DOCUMENTS                                         PAGE
-------   ------------------------                                      ----------
   (M)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 2000.
   (N)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 2000.
   (O)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended March 31, 2001.
   (P)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 2001.
   (Q)    Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001.

                                CERTIFICATIONS*

I Omer Yonel, certify that:

1. I have reviewed this annual report on Form 10-K of North Coast Energy;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                                     Signed: /s/ OMER YONEL
                                                         --------------------------------------------------------
                                                                 Title: President, Chief Executive Officer and
                                                                        Director

                                CERTIFICATIONS*

     I Dale E. Stitt, certify that:

     1. I have reviewed this annual report on Form 10-K of North Coast Energy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                                     Signed: /s/ DALE E. STITT
                                                         --------------------------------------------------------
                                                                 Title: Chief Financial Officer and Principal
                                                                        Accounting Officer