Form 10-Q
period 2003-03-31
NORTH COAST ENERGY INC / DE/
filed 2003-05-09
CIK 839950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2003

or

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

Yes    X   .   No          .

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes         .   No    X   .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock, $.01 par value	15,251,783

NORTH COAST ENERGY, INC. AND SUBSIDIARIES

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2003 (Unaudited) and December 31, 2002	3

Unaudited Consolidated Statements of Income -
For the Three Months Ended March 31, 2003 and 2002	5

Unaudited Consolidated Statements of Cash Flows -
For the Three Months Ended March 31, 2003 and 2002	6

Unaudited Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION	20

CHIEF EXECUTIVE OFFICER CERTIFICATION	22

CHIEF FINANCIAL OFFICER CERTIFICATION	23

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

	March 31,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$16,333,534	$14,711,205
Accounts receivable	10,124,248	5,796,537
Inventories	267,104	353,722
Prepaid expenses	306,985	404,726

Total current assets	27,031,871	21,266,190
PROPERTY AND EQUIPMENT, at cost
Land	222,822	222,822
Oil and gas properties (successful efforts)	145,398,951	143,952,276
Gathering systems	17,311,950	17,137,184
Vehicles	2,480,995	2,288,388
Furniture and fixtures	1,050,062	991,438
Buildings and improvements	2,166,223	1,877,667

	168,631,003	166,469,775
Less accumulated depreciation, depletion and amortization	39,352,835	37,213,430

	129,278,168	129,256,345
OTHER ASSETS, net	1,033,493	1,328,595

TOTAL ASSETS	$157,343,532	$151,851,130

The accompanying notes are an integral part of these consolidated financial statements.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002

	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$3,261,725	$3,369,632
Accrued expenses	7,726,160	7,077,717

Total current liabilities	10,987,885	10,447,349

LONG-TERM DEBT
Affiliates	10,000,000	10,000,000
Non-affiliates	57,000,000	57,000,000

	67,000,000	67,000,000

OTHER LONG-TERM LIABILITIES	1,201,316	208,456

DEFERRED INCOME TAXES	10,796,918	9,458,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A, 6% Noncumulative Convertible Preferred	721	723
stock, par value $.01 per share; 563,270 shares authorized; 72,111 and 72,336 shares issued and outstanding (aggregate liquidation value of $721,110 and $723,360)

Series B, Cumulative Convertible Preferred stock, par	—	—
value $.01 per share; 625,000 shares authorized; no shares issued or outstanding

Undesignated Serial Preferred stock, par value $.01	—	—
per share; 811,730 shares authorized; no shares issued or outstanding

Common Stock, par value $.01 per share; 60,000,000	152,519	152,086
shares authorized; 15,251,783 and 15,208,634 shares issued and outstanding
Additional paid-in capital	48,042,871	47,889,111
Accumulated other comprehensive loss	(2,968,847)	(1,430,225)
Retained earnings	22,130,149	18,125,209

Total stockholders’ equity	67,357,413	64,736,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,343,532	$151,851,130

The accompanying notes are an integral part of these consolidated financial statements.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUE
Oil and gas production	$13,048,383	$8,388,115
Drilling revenues	—	2,082,351
Well operating, gathering and other	1,334,132	1,678,280

	14,382,515	12,148,746

COSTS AND EXPENSES
Oil and gas production expenses	2,580,161	1,918,480
Drilling costs	—	1,752,455
Well operating, gathering and other	1,006,086	800,896
Exploration expense	522,333	227,330
General and administrative expenses	1,288,552	909,733
Depreciation, depletion and amortization	2,209,514	2,105,976

	7,606,646	7,714,870

INCOME FROM OPERATIONS	6,775,869	4,433,876

INTEREST EXPENSE, NET
Interest income	110,614	82,120
Interest expense	713,043	787,797

	602,429	705,677

INCOME BEFORE PROVISION FOR INCOME TAXES	6,173,440	3,728,199

PROVISION FOR INCOME TAXES	2,168,500	1,268,209

NET INCOME	$4,004,940	$2,459,990

NET INCOME APPLICABLE TO COMMON STOCK
(after dividends on Cumulative Preferred Stock of $0 and $58,165 for the three months ended March 31, 2003 and 2002, respectively)	$4,004,940	$2,401,823

NET INCOME PER SHARE
(basic and diluted)	$0.26	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,004,940	$2,459,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,209,514	2,105,976
Deferred income taxes	2,168,500	1,267,799
Gain on sale of property and equipment	(581)	—
Change in:
Accounts receivable	(4,327,711)	480,747
Inventories and other current assets	184,359	(398,525)
Other assets, net	253,704	372,486
Accounts payable and accrued expenses	(759,337)	(465,878)
Billings in excess of costs on uncompleted contracts	—	(2,062,094)
Other long term liabilities	(75,894)	—

Total adjustments	(347,446)	1,300,511

Net cash provided by operating activities	3,657,494	3,760,501

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,192,356)	(6,048,179)
Proceeds on sale of property and equipment	3,000	—

Net cash used by investing activities	(2,189,356)	(6,048,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	154,191	—
Redemption of Preferred B stock	—	(2,326,640)
Dividends	—	(58,165)

Net cash provided (used) by financing activities	154,191	(2,384,807)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,622,329	(4,672,483)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,711,205	22,035,924

CASH AND EQUIVALENTS AT END OF PERIOD	$16,333,534	$17,363,441

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$851,945	$666,187
Income taxes	—	32,012

The accompanying notes are an integral part of these consolidated financial statements.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Accounting Policies

A.	General

The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The balance sheet at December 31, 2002, presented in this report, has been derived from the audited financial statements at that date but does not include all of the information and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The accompanying financial statements should be read in connection with the “Notes to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplemental Data” in the Company’s 2002 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the Company’s most critical accounting policies.

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

The Company’s proved developed and proved undeveloped reserves are all located within the Appalachian and Illinois Basins in the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, actual prices realized and actual costs incurred may very significantly from assumptions used. Proved reserves represent estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the accuracy of assumptions used and the judgment of the persons preparing the estimate.

The Company’s proved reserve information is based on estimates it prepared. Estimates prepared by others may be higher or lower than the Company’s estimates. The Company’s estimates of proved reserves have been reviewed by independent petroleum engineers at each fiscal year end, most recently, December 31, 2002.

D.	Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized on a group (pool) basis with proved properties having similar characteristics, by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of each pool of proved properties exceed the estimated future net cash flow from such pool, the excess capitalized costs are written down to the present value of such amount. Estimated future net cash flows are determined based primarily upon the estimate future proved reserves related to the Company’s current proved properties.

On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. The carrying cost of unproved properties is approximately $3,500,000 at March 31, 2003.

Unproved oil and gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or expired.

Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, gathering systems using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using various methods over 3 to 15 years and building and improvements using various methods over 7 — 31.5 years).

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

E.	Derivatives and Hedging

The hedging relationship between the hedging instruments and hedged item must be highly effective. The Company measures effectiveness at least on a monthly basis. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction would not occur, deferred gains or losses are recognized in earnings immediately.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue Recognition

Gas production revenue is recognized as production takes place. Oil production is recognized as oil is removed from the well site. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when services have been provided.

F.	Per Share Amounts

The average number of shares used in computing basic and diluted net income per share was 15,251,783 and 15,342,543 and 15,208,269 and 15,241,859 for the three months ended March 31, 2003 and 2002, respectively.

H.	Reclassifications

Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2. Stock Options

The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of options granted was determined using the Black-Scholes option pricing model, assuming no dividend yield, and weighted average: risk-free interest rates of 3.1% and 4.6% for 2003 and 2002, respectively; volatility of 67% and 52% for 2003 and 2002, respectively; and expected life of 5 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation” to stock-based employee compensation:

	Three Months Ended

	March 31,

	2003	2002

Net income, as reported	$4,004,940	$2,459,990
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(286,500)	(103,300)

Pro forma net income	3,718,440	2,356,690
Earnings per share:
Basic and diluted — as reported	$0.26	$0.16

Basic and diluted — pro forma	$0.24	$0.15

Note 3. Preferred Dividends

The Company paid a dividend of $58,165 on the Cumulative Convertible Series B Preferred Stock during the three months ended March 31, 2002. All shares of Series B Preferred Stock were redeemed March 31, 2002.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 4. Related Party Transactions

Prior to January 2002, a large portion of the Company’s revenues, other than oil and gas production revenue, was generated from, or was a result of, the organization and management of oil and gas drilling partnerships sponsored by the Company. The Company ceased offering these partnerships in 2002. The Company believes that the terms of any remaining related party transactions involving the remaining partnerships are consistent with terms that could have been obtained from unaffiliated third parties.

Accounts receivable from affiliates amounted to $86,373 and $72,385 at March 31, 2003, and December 31, 2002, respectively, consisting primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships.

A Director of the Company, Garry Regan, serves as the President of Nornew, Inc. (“Nornew”), an entity that controls South Jamestown Gathering System, LLC (“South Jamestown”). Prior to Mr. Regan’s joining Nornew in July 2001, South Jamestown had entered into a gas purchase agreement with the Company for the sale of production from certain wells located in Erie and Warren Counties in Pennsylvania. In March 2002, South Jamestown cancelled the agreement, and, at the time, was in arrears for the payment of natural gas. The largest amount due from South Jamestown in 2002 was $285,322. After making several payments, South Jamestown executed a cognovit promissory note in September 2002 for the balance then due of $209,285 bearing interest at the rate of 6% per annum. The balance of this indebtedness as of March 31, 2003 was $3,544. The last payment is due April 30, 2003.

Note 5. Financial Instruments

Derivative Financial Instruments: The Company uses financial derivatives solely for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company’s financial results can be significantly impacted by changes in commodity prices. “Costless collars” are financial derivatives that consist of a sold call option and a purchased put option such that the combined revenue and cost of these individual transactions is equal to or near zero. As of March 31, 2003, the Company has entered into the following costless collar arrangements:

	Monthly	Price Per	Price Per
	Volume	MMBtu	MMBtu
Term	MMBtu	Floor	Ceiling

January 1, 2003 to December 31, 2003	100,000	$3.25	$4.35
January 1, 2003 to December 31, 2003	150,000	3.00	4.45
April 1, 2003 to December 31, 2003	153,000	3.60	4.68
April 1, 2003 to December 31, 2003	153,000	3.65	4.40
January 1, 2004 to December 31, 2004	152,000	3.35	4.61
January 1, 2004 to December 31, 2004	152,000	3.50	5.30

Gains or losses on the hedges relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. To lessen its exposure to commodity price risk, the Company expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. As a result of the costless collars revenues were decreased by $3,029,000 for the three months ended March 31, 2003, and increased by $774,000 the three months ended March 31, 2002. The mark-to-market liability associated with the collars at March 31, 2003 is $3,584,000.

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at March 31, 2003. One MMBtu is approximately equal to one Mcf.

	Financial Hedges (Collars)			Fixed Price Contracts

		Est. Realizable Price
						NYMEX
Quarter Ending	MMBtu	Floor	Cap	MMBtu	Est. Price	@ 3/31/03

June 30, 2003	1,660,000	$3.39	$4.48	589,000	$3.65	$5.11
September 30, 2003	1,670,000	3.39	4.48	415,000	3.68	5.12
December 31, 2003	1,670,000	3.39	4.48	248,000	3.42	5.19
March 31, 2004	905,000	3.42	4.95	187,000	3.29	5.22
June 30, 2004	910,000	3.43	4.96	162,000	3.06	4.44
September 30, 2004	920,000	3.43	4.96	158,000	3.03	4.33
December 31, 2004	920,000	3.43	4.96	137,000	2.87	4.52

Interest Rate Swaps: During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to two years, thus reducing the impact of interest rate changes on future income. As a result of the swap agreements, interest expense was increased by approximately $215,000 and $122,000 for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 the following swap agreements were outstanding:

	Notional	LIBOR	NCE Effective
Term	Amount	Rate Fixed	Fixed Rate

January 1, 2003 to December 31, 2004	$20,000,000	3.2%	4.9%
January 1, 2003 to December 31, 2004	$20,000,000	3.0%	4.6%

The mark-to-market liability associated with the two interest rate swap contracts was $1,055,254 at March 31, 2003. In February 2003 the Company extended the term of both swaps to December 31, 2004.

The Company qualifies for special hedge accounting treatment under SFAS 133, whereby the fair value of the hedge is recorded in the balance sheet as either an asset or liability and changes in fair value are recognized in other comprehensive income (loss) until settled, when the resulting gains and losses are recorded in earnings. The effect on earnings and other comprehensive income as a result of SFAS 133 will vary from period to period and will be dependent upon prevailing natural gas prices and interest rates, the volatility of forward prices for such commodities, the amount the Company hedges and the time periods covered by such hedges.

The following table summarizes other comprehensive income of the Company for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

Net Income	$4,004,940	$2,459,990
Change in mark-to-market (liability) asset net of deferred taxes:
Natural gas hedge	(1,477,080)	(715,458)
Interest rate swaps	(61,542)	—

Comprehensive Income	$2,466,318	$1,744,532

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6. Accounting Standards

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. The adoption of this standard has not had a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard has not had a material effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 has not had a material effect on the Company’s results of operations.

Note 7. Commitments and Contingencies

The Company leases certain equipment used in its field operations under non-cancellable operating leases. Rents under existing leases are approximately $10,000 per month and continue in decreasing amounts until 2005.

The Company has unlimited liability to third parties with respect to the operations of the partnerships it has sponsored and may be liable to limited partners for losses attributable to breach of fiduciary obligations. In certain partnerships, certain investors have participated as co-general partners. All such general partner investors have subsequently been converted to a limited partner status in all outstanding partnerships.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 8. Industry Segment Information

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The information in this document includes forward-looking statements that are made pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and projections about future events. Forward-looking statements, and the business prospects of the Company are subject to a number of risks and uncertainties, which may cause the Company’s actual results in future periods to differ from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, the Company’s access to capital, the market demand for and prices of oil and natural gas, the Company’s oil and gas production and costs of operation, the results of the Company’s future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulation changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in the Company’s 10-K reports and other filings with the SEC.

General

     North Coast Energy, Inc., a Delaware corporation (“NCE” or the “Company”), is an affiliate of n.v. (“NUON”), a limited liability company organized under the laws of the Netherlands. NCE and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties. NCE derives its revenues from its own oil and gas production, well operations, gas gathering and gas marketing services it provides for third parties.

     The following table is a review of the results of operations of the Company for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	2003	2002

PRODUCTION
Oil production (MBbls)	23	28
Gas production (MMcf)	2,581	2,230
Total production (MMcfe)	2,722	2,396

AVERAGE PRICES
Oil (per Bbl)	$29.72	$17.68
Gas (per Mcf)	4.79	3.54
Average price per Mcfe	4.79	3.50

AVERAGE COSTS (per Mcfe)
Production expense	$0.69	$0.62
Production taxes	0.26	0.18
Depreciation, depletion and amortization	0.81	0.88
General and administrative expenses	0.47	0.38
GROSS OPERATING MARGIN (per Mcfe)	$3.84	$2.70

Definitions:
MBbls: thousand barrels	MMcf: million cubic feet	MMcfe:	million cubic feet of natural gas equivalent
Bbl: barrel	Mcf: thousand cubic feet	Mcfe:	thousand cubic feet natural gas equivalent

Gross Operating Margin (per Mcfe): Average Price less Production Expense (including production taxes)

     All items in the table are calculated as a percentage of total revenues.

	Three Months Ended
	March 31,

	2003	2002

REVENUE
Oil and gas production	91%	69%
Drilling revenues	0%	17%
Well operating, gathering and other	9%	14%

	100%	100%
COSTS AND EXPENSES
Oil and gas production expenses 18%	18%
Drilling costs	0%	15%
Well operating, gathering and other	7%	6%
Exploration expense	4%	2%
General and administrative expenses	9%	7%
Depreciation, depletion and amortization	15%	17%
Interest (net)	4%	6%
Income taxes	15%	10%

Total Expense	72%	80%

NET INCOME	28%	20%

The following discussion and analysis reviews the results of operations and the financial condition of the Company for the three months ended March 31, 2003 and 2002. The review should be read in conjunction with the financial information presented elsewhere herein.

Comparison of Three Months Ended March 31, 2003 to March 31, 2002

Revenues

     Oil and gas revenues increased $4,660,268 (56%) to $13,048,383 for the three months ended March 31, 2003, from $8,388,115 for the three months ended March 31, 2002. The increase in oil and gas revenues primarily reflects higher prices received for natural gas and oil and higher production volumes. The Company’s production volumes for the three months ended March 31, 2003, were 2,721,852 Mcfe (Mcf equivalents) of natural gas compared to 2,395,614 Mcfe for the three months ended March 31, 2002. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its costs related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $4.79 and $3.50 per Mcfe for oil and natural gas sold for the three months ended March 31, 2003 and 2002, respectively.

     Drilling revenues decreased $2,082,351 (100%) to $0 for the three months ended March 31, 2003, compared to $2,082,351 for the three months ended March 31, 2002. This decrease reflects the Company’s decision to exit the drilling fund business to focus on its core business of exploration and production. In the three months ended March 31, 2002, 12.4 wells were drilled for third parties.

     Well operating, gathering and other revenue decreased $344,148 (21%) to $1,334,132 for the three months ended March 31, 2003, compared to $1,678,280 for the three months ended March 31, 2002. This decrease results from the Company’s purchase of the outstanding interest in 14 of its drilling programs that were the source of administrative fee revenue to the Company. Also, IRC Section 29 credits in exchange for production payments that provided the Company with revenue in 2002, expired on December 31, 2002.

Expenses

     Oil and gas production expenses increased $661,681 (34%) to $2,580,161 for the three months ended March 31, 2003, from $1,918,480 for the three months ended March 31, 2002. This increase is partly due to an increase in production taxes of approximately $300,000 caused by increased oil and gas prices combined with higher production volumes. Also, the Company incurred approximately $200,000 of clean-up costs due to late winter ice storms in March of 2003.

     Drilling costs decreased $1,752,455 (100%) to $0 for the three months ended March 31, 2003, compared to $1,752,455 at March 31, 2002, reflecting the Company’s shift to its core business of exploration and development.

     Well operating, gathering, and other increased $205,190 (26%) for the three months ended March 31, 2003 to $1,006,086 from $800,896 at March 31, 2002, primarily as a result of increased spot prices on the open market for natural gas which has driven up the cost of the Company’s purchased gas for resale.

     Exploration expense increased $295,003 (129%) for the three months ended March 31, 2003 to $522,333 from $227,330 for the corresponding three months ended March 31, 2002, which reflects an increase in the Company’s exploration activities (lease acquisition and seismic costs) and personnel.

     General and administrative expenses increased $378,819 (42%) to $1,288,552 for the three months ended March 31, 2003, from $909,733 for the three months ended March 31, 2002. This increase reflects the loss of administrative fee income resulting from the termination of 14 partnerships in 2002.

     The increase in depreciation, depletion and amortization (DD&A) of $103,538 (5%) to $2,209,514 for the three months ended March 31, 2003, from $2,105,976 for the three months ended March 31, 2002, is primarily the result of higher production volumes for the three months ended March 21, 2003, compared to the comparable period of 2002.

     For the three months ended March 31, 2003, net interest expense decreased $103,248 to $602,429 compared to $705,677 for the three months ended March 31, 2002. The decrease reflects lower interest rates on the Company’s long-term debt and higher interest income resulting from higher rates earned on higher amounts invested in 2003 compared to 2002.

     Net income for the three months ended March 31, 2003, increased $1,544,950 (63%) to $4,004,940 from $2,459,990 for the three months ended March 31, 2002, due to increased production volumes coupled with a $1.29 increase in the average price per Mcfe. The Company’s net income attributable to common stock was $4,004,940 ($.26/share) for the three months ended March 31, 2003, compared to $2,401,823 ($.16/share) for the three months ended March 31, 2002. Dividends of $58,167 were declared and paid on the Company’s Series B Cumulative Preferred Stock for the three months ended March 31, 2002. All outstanding shares of the Company’s Series B Cumulative Preferred stock were redeemed on March 31, 2002.

Inflation and Changes in Prices

     Inflation affects the Company’s operating expenses as well as interest rates, both of which may have an effect on the Company’s profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company’s regional area of operation. Oil prices have increased as a result of political and labor unrest in Venezuela along with the conflict in Iraq. Natural gas prices have increased for the three months ended March 31, 2003, compared to natural gas prices for the three months ended March 31, 2002. The increase in natural gas prices has been driven by a relatively cold winter causing greater demand for natural gas coupled with high volatility in the future markets. As a result of these market forces, the Company received an average price of $29.72 per barrel of oil for the three months ended March 31, 2003, compared to $17.68 for the three months ended March 31, 2002. The Company received an average price after recognition of a portion of the wellhead price as gas gathering revenues of $4.79 per MCF for its natural gas for the three months ended March 31, 2003, compared to $3.54 for the three months ended March 31, 2002. The Company cannot predict the duration of the current strength of oil and gas markets and prices, since those forces noted above as well as other variables may change.

Liquidity and Capital Resources

     The Company’s working capital was $16,043,986 at March 31, 2003, compared to $10,818,841 at December 31, 2002. The increase of $5,225,145 in working capital at March 31, 2003, reflects the cash flow from operations and financing offset by cash used for capital expenditures during the period. The following table summarizes the Company’s financial position at March 31, 2003, and December 31, 2002:

	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollar amounts in Thousands)
Working capital	$16,044	12	$10,819	8
Property and equipment (net)	129,278	87	129,256	91
Other	1,033	1	1,329	1

Total	$146,355	100	$141,404	100

Long-term debt	$67,000	45	$67,000	47
Deferred income taxes and other liabilities	11,998	9	9,667	7
Stockholders’ equity	67,357	46	64,737	46

Total	$146,355	100	$141,404	100

     The oil and gas exploration and development activities of NCE historically have been financed through internally generated funds and from bank and equity financing.

     The following table summarizes the Company’s Statements of Cash Flows for the three months ended March 31, 2003 and 2002:

	March 31,	March 31,
	2003	2002

	(Dollar amounts in Thousands)

Net cash provided by operating activities	$3,657	$3,761
Net cash used by investing activities	(2,189)	(6,048)
Net cash provided (used) by financing activities	154	(2,385)

Increase (decrease) in cash and equivalents	$1,622	$(4,672)

     As the above table indicates, the Company’s cash provided by operating activities was $3,657,494 and $3,760,501 for the three months ended March 31, 2003, and 2002, respectively. The increase in net income of $1,544,950 was offset by a decrease in adjustments to net income of $1,647,957.

     Net cash used for investing activities was $2,189,356 for the three months ended March 31, 2003, compared to $6,048,177 for the three months ended March 31, 2002 reflecting the decision to concentrate the Company’s drilling efforts in the second and third quarters of calendar 2003 to coincide with more favorable weather conditions.

     Net cash provided by financing activities was $154,191 for the three months ended March 31, 2003, due to the issuance of 43,045 shares of common stock. For the three months ended March 31, 2002, net cash used by financing activities was $2,384,807 primarily for the redemption of the Company’s Series B Cumulative Preferred Shares.

     At March 31, 2003, the Company has $23,000,000 available on its revolving line of credit and cash balances of $16,333,534. The Company believes that its cash, cash flow from operations, and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to commodity price, interest rate and credit risks. The Company’s primary interest rate risk exposure results from floating rate debt including debt under the Company’s revolving Credit Facility and the Subordinated Promissory Note between the Company and NUON. The Company is exposed to commodity price risks related to natural gas and oil. The Company has entered into contracts to reduce its exposure to these risks, as discussed in the Company’s financial statements filed herein. In addition, quantitative and qualitative disclosures about market risk were included in the Company’s Form 10-K (Item 7A) and the financial statements included therein for the fiscal year ended December 31, 2002.

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

NORTH COAST ENERGY, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Item 1.		Legal Proceedings

Not applicable

Item 2.		Changes in Securities and Use of Proceeds

Not applicable

Item 3.		Defaults Upon Senior Securities

Not applicable

Item 4.		Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.		Other Information

Not applicable

Item 6.		Exhibits and Reports on Form 8-K

	a.)	Exhibits

See Exhibit Index

	b)	Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH COAST ENERGY, INC.

Date: May 8, 2003	/s/ Gordon O. Yonel
Gordon O. Yonel
President, Chief Executive Officer and Director

NORTH COAST ENERGY, INC.

Date: May 8, 2003	/s/ Dale E. Stitt
Dale E. Stitt
Chief Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, Gordon O. Yonel, certify that:

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

Date: May 8, 2003	Signed: /s/ Gordon O. Yonel
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

Date: May 8, 2003	Signed: /s/ Dale E. Stitt Title: Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Sequential
Exhibit Number	Description of Documents	Page

10.32	Change In Control Protection Agreement dated March 21, 2003 between North Coast Energy, Inc. and Ömer Yonel*

10.33	Change In Control Protection Agreement dated March 21, 2003 between North Coast Energy, Inc. and Dale E. Stitt

10.34	Change In Control Protection Agreement dated March 21, 2003 between North Coast Energy, Inc. and Larry J. Risley

10.35	Change In Control Protection Agreement dated March 21, 2003 between North Coast Energy, Inc. and Dean A. Swift

10.36	Management Retention Agreement dated March 21, 2003 between North Coast Energy, Inc. and Ömer Yonel*

10.37	Management Retention Agreement dated March 21, 2003 between North Coast Energy, Inc. and Dale E. Stitt

10.38	Management Retention Agreement dated March 21, 2003 between North Coast Energy, Inc. and Larry J. Risley

10.39	Management Retention Agreement dated March 21, 2003 between North Coast Energy, Inc. and Dean A. Swift

* Mr. Yonel chaged his name to Gordon O. Yonel effective April 28, 2003.