Form 10-Q
period 2003-06-30
NORTH COAST ENERGY INC / DE/
filed 2003-08-06
CIK 839950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

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

                            Yes [X].      No [ ].

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                            Yes [ ].      No [X].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at June 30, 2003
         -----                                   ----------------------------
Common Stock, $.01 par value                              15,251,806

                   NORTH COAST ENERGY, INC. AND SUBSIDIARIES

                                                                     Page No.
                                                                     --------
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets -                                         3
       June 30, 2003 (Unaudited) and December 31, 2002

   Unaudited Consolidated Statements of Income -                         5
       For the Three and Six Months Ended June 30, 2003 and
       2002

   Unaudited Consolidated Statements of Cash Flows -                     6
       For the Six Months Ended June 30, 2003 and 2002

   Unaudited Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14

Item 3.  Quantitative and Qualitative Disclosures About Market          20
             Risk

Item 4.  Controls and Procedures                                        21


PART II - OTHER INFORMATION                                             22


                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002


                                                           June 30,              December 31,
ASSETS                                                       2003                   2002
---------------------------------------------            ------------            ------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash and equivalents                                   $ 23,315,214            $ 14,711,205
  Accounts receivable                                       9,399,996               5,796,537
  Inventories                                                 438,137                 353,722
  Prepaid expenses                                            867,283                 404,726
                                                         ------------            ------------
    Total current assets                                   34,020,630              21,266,190

PROPERTY AND EQUIPMENT, at cost
  Land                                                        222,822                 222,822
  Oil and gas properties (successful efforts)             150,071,567             143,952,276
  Gathering systems                                        17,553,746              17,137,184
  Vehicles                                                  2,790,078               2,288,388
  Furniture and fixtures                                    1,074,258                 991,438
Buildings and improvements                                  2,170,862               1,877,667
                                                         ------------            ------------
                                                          173,883,333             166,469,775

Less accumulated depreciation, depletion
and amortization                                           41,531,659              37,213,430
                                                         ------------            ------------
                                                          132,351,674             129,256,345


OTHER ASSETS, net                                             856,299               1,328,595
                                                         ------------            ------------




TOTAL ASSETS                                             $167,228,603            $151,851,130
                                                         ============            ============





        The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2003 and December 31, 2002


                                                                          June 30,                 December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2003                      2002
                                                                        -------------             -------------
                                                                         (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                      $   4,318,491             $   3,369,632
  Accrued expenses                                                         11,121,817                 7,077,717
                                                                        -------------             -------------
    Total current liabilities                                              15,440,308                10,447,349

LONG-TERM DEBT
  Affiliates                                                               10,000,000                10,000,000
  Non-affiliates                                                           57,000,000                57,000,000
                                                                        -------------             -------------
                                                                           67,000,000                67,000,000

OTHER LONG-TERM LIABILITIES                                                 1,640,246                   208,456

DEFERRED INCOME TAXES                                                      12,820,625                 9,458,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A, 6% Noncumulative Convertible Preferred                               --                         723
    stock par value $.01 per share; 563,270 shares
    authorized; 0 and 72,336 shares issued and outstanding
    (aggregate liquidation value of $0 and $723,360)

Series B, Cumulative Convertible Preferred stock, par                            --                        --
  value $.01 per share; 625,000 shares authorized; no
  shares issued or outstanding

Undesignated Serial Preferred stock, par value $.01                              --                        --
  per share; 811,730 shares authorized; no shares issued
  or outstanding

Common Stock, par value $.01 per share; 60,000,000                            152,518                   152,086
  shares authorized; 15,251,806 and 15,208,634 shares issued and outstanding

Additional paid-in capital                                                 47,264,681                47,889,111
Accumulated other comprehensive loss                                       (3,732,035)               (1,430,225)
Retained earnings                                                          26,642,260                18,125,209
                                                                        -------------             -------------
  Total stockholders' equity                                               70,327,424                64,736,904
                                                                        -------------             -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 167,228,603             $ 151,851,130
                                                                        =============             =============


        The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                            2003                2002                2003                2002
                                                        -----------         -----------         -----------         -----------
REVENUE
  Oil and gas production                                $14,692,999         $ 8,663,655         $27,741,382         $17,051,770
  Drilling revenues                                               0                   0                   0           2,082,351
  Well operating, gathering, and other                    1,918,376           1,713,078           3,252,508           3,391,358
                                                        -----------         -----------         -----------         -----------
                                                         16,611,375          10,376,733          30,993,890          22,525,479
COSTS AND EXPENSES
  Oil and gas production expenses                         2,653,592           2,025,199           5,233,753           3,943,679
  Drilling costs                                                  0                   0                   0           1,752,456
  Well operating, gathering, and other                    1,630,948             801,628           2,637,034           1,602,523
  Exploration expense                                       738,262             504,890           1,260,595             732,220
  General and administrative expenses                     1,825,985           1,064,343           3,114,537           1,974,076
  Depreciation, depletion and amortization                2,227,741           2,099,758           4,437,255           4,205,734
                                                        -----------         -----------         -----------         -----------
                                                          9,076,528           6,495,818          16,683,174          14,210,688
                                                        -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                                    7,534,847           3,880,915          14,310,716           8,314,791

INTEREST EXPENSE, NET
  Interest income                                           128,106              86,453             238,720             168,573
  Interest expense                                          697,842             795,074           1,410,885           1,582,871
                                                        -----------         -----------         -----------         -----------
                                                            569,736             708,621           1,172,165           1,414,298
                                                        -----------         -----------         -----------         -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                        6,965,111           3,172,294          13,138,551           6,900,493

PROVISION FOR INCOME TAXES                                2,453,000           1,063,000           4,621,500           2,331,209
                                                        -----------         -----------         -----------         -----------

NET INCOME                                              $ 4,512,111         $ 2,109,294         $ 8,517,051         $ 4,569,284
                                                        ===========         ===========         ===========         ===========
NET INCOME APPLICABLE TO
  COMMON STOCK (after dividends on
  Cumulative Preferred Stock of $58,167 for the
  six months ended June 30, 2002)                       $ 4,512,111         $ 2,109,294         $ 8,517,051         $ 4,511,117
                                                        ===========         ===========         ===========         ===========
NET INCOME PER SHARE:
Basic                                                   $      0.30         $      0.14         $      0.56         $      0.30
                                                        ===========         ===========         ===========         ===========

Diluted                                                 $      0.29         $      0.14         $      0.55         $      0.30
                                                        ===========         ===========         ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                           June 30,             June 30,
                                                                             2003                  2002
                                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  8,517,051          $  4,569,284
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                            4,437,255             4,205,734
        Deferred income taxes                                               4,621,500             2,273,799
        Gain on sale of property and equipment                                   (581)                   --
        Change in:
            Accounts receivable                                            (3,603,459)           (1,033,950)
            Inventories and other current assets                             (546,972)             (455,269)
            Other assets, net                                                 381,980               450,655
            Accounts payable and accrued expenses                           2,880,346            (1,317,953)
            Billings in excess of costs on uncompleted contracts                   --            (2,062,094)
            Other long-term liabilities                                       (16,704)              (46,253)
                                                                         ------------          ------------
                Total adjustments                                           8,153,365             2,014,669
                                                                         ------------          ------------
                  Net cash provided by operating activities                16,670,416             6,583,953

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                      (7,760,167)          (11,894,621)
  Proceeds on sale of property and equipment                                  318,481                 1,275
  Acquisition of property and equipment                                            --            (1,456,833)
                                                                         ------------          ------------
                  Net cash used by investing activities                    (7,441,686)          (13,350,179)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Common Stock                                  154,189                    --
  Redemption of Preferred A Stock                                            (720,610)                   --
  Redemption of Preferred B Stock                                                  --            (2,326,640)
  Redemption of Options                                                       (58,300)                   --
  Dividends                                                                        --               (58,166)
                                                                         ------------          ------------
                  Net cash used by financing activities                      (624,721)           (2,384,806)
                                                                         ------------          ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 8,604,009            (9,151,032)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                14,711,205            22,035,924
                                                                         ------------          ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $ 23,315,214          $ 12,884,892
                                                                         ============          ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $  1,278,527          $  1,640,304
    Income taxes                                                                   --                32,012


        The accompanying notes are an integral part of these consolidated financial statements.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF ACCOUNTING POLICIES

A.    General

      The accompanying unaudited consolidated financial statements included herein, have been prepared by North Coast Energy, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and
      Article 10 of U.S. Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto which are in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      The balance sheet at December 31, 2002, presented in this report, has been derived from the audited financial statements at that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The accompanying financial statements should be read in connection with the "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplemental Data" in the Company's 2002 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the Company's most critical accounting policies.

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

C.    Oil and Gas Reserves

      The Company's proved developed and proved undeveloped reserves are all located within the Appalachian and Illinois Basins in the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, actual prices realized and actual costs incurred may vary significantly from assumptions used. Proved reserves represent estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the accuracy of assumptions used and the judgment of the persons preparing the estimate.

      The Company's proved reserve information is based on estimates it prepared. Estimates prepared by others may be higher or lower than the Company's estimates. The Company's estimates of proved reserves have been reviewed by independent petroleum engineers at each fiscal year end, most recently, December 31, 2002.

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

      On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. The carrying cost of unproved properties is approximately $3,600,000 at June 30, 2003.

      Unproved oil and gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or upon lease expiration.

      Property and equipment are stated at cost and are depreciated or depleted principally on methods and at rates designed to amortize their costs over their estimated useful lives (proved oil and gas properties using the unit-of-production method based upon estimated proved developed oil and gas reserves, gathering systems using the straight-line method over 10 to 25 years, vehicles, furniture and fixtures using various methods over 3 to 15 years and building and improvements using various methods over 7 - 31.5 years).

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

E.    Derivatives and Hedging

      The hedging relationship between the hedging instruments and hedged item must be highly effective. The Company measures effectiveness at least on a monthly basis. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss). If there is a discontinuance of a cash flow hedge because it is probable that the original forecasted transaction would not occur, deferred gains or losses are recognized in earnings immediately.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


F.    Revenue Recognition

      Gas production revenue is recognized as production takes place. Oil production is recognized as oil is removed from the well site. Oil and gas marketing revenues are recognized when title passes. Oilfield service revenues are recognized when services have been provided.

G.    Per Share Amounts

      The average number of shares used in computing basic and diluted net income per share was 15,251,806 and 15,457,043 and 15,208,516 and
      15,242,401 for the three months ended June 30, 2003 and 2002, respectively, and 15,251,795 and 15,399,794 and 15,208,340 and 15,241,991
      for the six months ended June 30, 2003 and 2002, respectively.

H.    Reclassifications

      Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2. STOCK OPTIONS

      At the Annual Meeting of Stockholders held June 12, 2003, the security holders adopted a proposal to amend the Company's 1999 Employee Stock Option Plan to add 400,000 shares of common stock for issuance under such plan.

      The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the average of the closing price for each of the twenty trading days prior to the date of the grant. The fair value of options granted was determined using the Black-Scholes option pricing model, assuming no dividend yield, and weighted average risk-free interest rates of 2.5% and 4.6% for 2003 and 2002, respectively; volatility of 67% and 52% for 2003 and 2002, respectively; and expected life of 5 years.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:


                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                             June 30,
                                                        ---------------------------------     ---------------------------------
                                                             2003               2002               2003               2002
                                                        --------------     --------------     --------------     --------------
Net income as reported                                  $    4,512,111     $    2,109,294     $    8,517,051     $    4,569,284
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects           (217,700)                --           (504,200)          (103,300)
                                                        --------------     --------------     --------------     --------------

Pro forma net income                                    $    4,294,411     $    2,109,294     $    8,012,851     $    4,465,984

Earnings per share:

  Basic - as reported                                   $         0.30     $         0.14     $         0.56     $         0.30
                                                        ==============     ==============     ==============     ==============

  Diluted - as reported                                 $         0.29     $         0.14     $         0.55     $         0.30
                                                        ==============     ==============     ==============     ==============

  Basic - pro forma                                     $         0.28     $         0.14     $         0.53     $         0.29
                                                        ==============     ==============     ==============     ==============

  Diluted - pro forma                                   $         0.28     $         0.14     $         0.52     $         0.29
                                                        ==============     ==============     ==============     ==============

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3. PREFERRED STOCK

      The Company paid a dividend of $58,167 on the Cumulative Convertible Series B Preferred Stock during the six months ended June 30, 2002. All shares of Series B Preferred Stock were redeemed March 31, 2002. In June 2003, the Company redeemed it's Series A Preferred Stock for $720,610.

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

      Accounts receivable from affiliates amounted to $141,957 and $72,385 at June 30, 2003, and December 31, 2002, respectively, consisting primarily of receivables from the partnerships managed by the Company and are for administrative fees charged to the partnerships and to reimburse the Company for amounts paid on behalf of the partnerships.

      A Director of the Company, Garry Regan, serves as the President of Nornew, Inc. ("Nornew"), an entity that controls South Jamestown Gathering System, LLC ("South Jamestown"). Prior to Mr. Regan's joining Nornew in July 2001, South Jamestown had entered into a gas purchase agreement with the Company for the sale of production from certain wells located in Erie and Warren Counties in Pennsylvania. In March 2002, South Jamestown cancelled the agreement, and, at the time, was in arrears for the payment of natural gas. The largest amount due from South Jamestown in 2002 was $285,322. After making several payments, South Jamestown executed a cognovit promissory note in September 2002 for the balance then due of $209,285 bearing interest at the rate of 6% per annum. The balance of this indebtedness was extinguished in April, 2003.

NOTE 5. FINANCIAL INSTRUMENTS

      Derivative Financial Instruments: The Company uses financial derivatives solely for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

      Cash Flow Hedging Strategy: The Company is exposed to commodity price risks related to natural gas and oil. The Company's financial results can be significantly impacted by changes in commodity prices. "Costless collars" are financial derivatives that consist of a sold call option and a purchased put option such that the combined revenue and cost of these individual transactions is equal to or near zero. As of June 30, 2003, the Company has entered into the following costless collar arrangements:

                                                Monthly           Price Per      Price Per
                                                Volume              MMBtu          MMBtu
                 Term                           MMBtu               Floor         Ceiling
-------------------------------------           -----               -----         -------
January 1, 2003 to December 31, 2003            100,000           $    3.25      $      4.35

January 1, 2003 to December 31, 2003            150,000                3.00             4.45

April 1, 2003 to December 31, 2003              153,000                3.60             4.68

April 1, 2003 to December 31, 2003              153,000                3.65             4.40

January 1, 2004 to December 31, 2004            153,000                3.35             4.61

January 1, 2004 to December 31, 2004            153,000                3.50             5.30

January 1, 2004 to December 31, 2004            305,000                4.25             7.06

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      Gains or losses on the hedges relative to the market are recognized monthly as additions to or subtractions from oil and gas sales. To lessen its exposure to commodity price risk, the Company expects to continue to sell natural gas under fixed price contracts, on the spot market and to use financial hedging instruments to realize a fixed price on a portion of its production. As a result of the costless collars revenues were decreased by $1,534,000 and increased by $0 for the three months ended June 30, 2003 and 2002, respectively, and revenues were decreased by $4,563,000 and increased by $774,000 for the six months ended June 30, 2003 and 2002, respectively. The mark-to-market liability associated with the collars at June 30, 2003 is $4,738,000.

      The following table reflects the natural gas volumes and the weighted average prices under financial hedges and fixed price contracts at June 30, 2003. One MMBtu is approximately equal to one Mcf.

                                 Financial Hedges (Collars)           Fixed Price Contracts
                           -------------------------------------     -----------------------
                                         Est. Realizable Price
                                         ---------------------                                     NYMEX
   Quarter Ending            MMBtu         Floor        Cap          MMBtu        Est. Price    @ 6/30/03
--------------------         -----         -----        ---          -----        ----------    ---------
September 30, 2003         1,670,000       $3.39        $4.48        458,000      $4.37         $5.39

December 31, 2003          1,670,000       3.39          4.48        384,000       4.85          5.65

March 31, 2004             1,815,000       3.84          6.01        391,000       5.00          5.81

June 30, 2004              1,820,000       3.84          6.01        224,000       4.87          4.93

September 30, 2004         1,840,000       3.84          6.01        114,000       5.52          4.88

December 31, 2004          1,840,000       3.84          6.01        88,000        5.86          5.11


      Interest Rate Swaps: During 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its variable-rate-long-term-debt to fixed rate debt for periods of up to two years, thus reducing the impact of interest rate changes on future income. As a result of the swap agreements, interest expense was increased by approximately $186,000 and $401,000 for the three months and six months ended June 30, 2003. The effect on interest expense was immaterial in the three and six months ended June 30, 2002.

                                                 Notional       LIBOR         NCE Effective
Term                                              Amount      Rate Fixed       Fixed Rate
----                                              ------      ----------       ----------
January 1, 2003 to December 31, 2004           $ 20,000,000      3.2%             4.9%

January 1, 2003 to December 31, 2004           $ 20,000,000      3.0%             4.6%


      The mark-to-market liability associated with the two interest rate swap contracts was approximately $1,094,000 at June 30, 2003. In February 2003 the Company extended the term of both swaps to December 31, 2004.

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

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      The following table summarizes other comprehensive income of the Company for the three and six months ended June 30, 2003 and 2002.

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                        -----------------------------       -----------------------------
                                           2003              2002              2003              2002
                                        -----------       -----------       -----------       -----------
Net income                              $ 4,512,111       $ 2,109,294       $ 8,517,051       $ 4,569,284

Change in mark-to-market liability
  net of deferred taxes:
    Natural gas hedge                      (738,647)           (4,222)       (2,215,727)         (719,680)

    Interest rate swaps                     (24,541)         (252,028)          (86,083)         (252,028)
                                        -----------       -----------       -----------       -----------

Comprehensive income                    $ 3,748,923       $ 1,853,044       $ 6,215,241       $ 3,597,576
                                        ===========       ===========       ===========       ===========

NOTE 6. ACCOUNTING STANDARDS

      In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" Transition and Disclosure (SFAS 148) that amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 has not had a material effect on the Company's results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of the provisions of SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

                    NORTH COAST ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

NOTE 8. INDUSTRY SEGMENT INFORMATION

      The Company operates in one reportable industry segment as an independent energy company engaged in exploring for, developing and producing natural gas and oil reserves, acquiring and enhancing existing reserves and gathering and marketing natural gas and oil. The Company's operations are entirely within the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING INFORMATION

            The information in this document includes forward-looking statements that are made pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of the Company are subject to a number of risks and uncertainties, which may cause the Company's actual results in future periods to differ from the forward-looking statements contained herein. These risks and uncertainties include, but are not limited to, the Company's access to capital, the market demand for and prices of oil and natural gas, the Company's oil and gas production and costs of operation, the results of the Company's future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulation changes, changes in accounting principles, policies or guidelines and environmental risks. These and other risks are described in the Company's Annual Report on Form 10-K reports and other filings with the SEC.

GENERAL

      North Coast Energy, Inc., a Delaware corporation ("NCE" or the "Company"), is an affiliate of n.v. NUON ("NUON"), a limited liability company organized under the laws of the Netherlands. NCE and its subsidiaries, are engaged in the acquisition and enhancement of developed producing natural gas and oil properties and the exploration, development and production of undeveloped natural gas and oil properties. NCE derives its revenues from its own oil and gas production, well operations, gas gathering and gas marketing services it provides for third parties.

      The following table is a review of the results of operations of the Company for the three and six months ended June 30, 2003 and 2002.

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                  --------------------------        --------------------------
                                                     2003             2002             2003             2002
                                                  ---------        ---------        ---------        ---------
PRODUCTION
  Oil production (MBbls)                                 31               22               55               50
  Gas production (MMcf)                               2,629            2,280            5,210            4,510
  Total production (Mmcfe)                            2,816            2,413            5,538            4,808

AVERAGE PRICES
  Oil (per Bbl)                                   $   26.20        $   22.47        $   27.72        $   19.81
  Gas (per Mcf)                                        5.28             3.58             5.03             3.56
  Average price per Mcfe                               5.22             3.59             5.01             3.55

AVERAGE COSTS (per Mcfe)
  Production expense                              $    0.68        $    0.61        $    0.68        $    0.61
  Production taxes                                     0.26             0.23             0.26             0.21
  Depreciation, depletion and amortization             0.79             0.87             0.80             0.88
  General and administrative expense                   0.65             0.44             0.56             0.41

GROSS OPERATING MARGIN (per Mcfe)                      4.28             2.75             4.07             2.73

MBbls: thousand barrels           MMcf:million cubic feet       MMcfe:million cubic feet of
                                                                natural gas equivalent

Bbl: barrel                       Mcf:thousand cubic feet       Mcfe:thousand cubic feet of
                                                                natural gas equivalent

Gross Operating Margin (per Mcfe): Average Price less Production Expense (including production taxes)

Average Price (per Mcf and Mcfe): Includes the Effect of the Company's Natural Gas Hedging Activities

      All items in the table are calculated as a percentage of total revenues.

                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                 2003        2002         2003        2002
                                                 ----        ----         ----        ----
REVENUE
  Oil and gas production                           88%         83%         90%         76%
  Drilling revenue                                  0%          0%          0%          9%
  Well operating, gathering and other              12%         17%         10%         15%
                                                  ---         ---         ---         ---
Total Revenues                                    100%        100%        100%        100%

COST AND EXPENSES
  Oil and gas production expenses                  16%         20%         17%         18%
  Drilling costs                                    0%          0%          0%          8%
  Well operating, gathering and other              10%          8%          9%          7%
  Exploration expense                               4%          5%          4%          3%
  General and administrative expense               11%         10%         10%          9%
  Depreciation, depletion and amortization         14%         20%         14%         19%
  Interest (net)                                    3%          7%          4%          6%
  Income taxes                                     15%         10%         15%         10%
                                                  ---         ---         ---         ---
Total Expense                                      73%         80%         73%         80%
                                                  ---         ---         ---         ---

NET INCOME                                         27%         20%         27%         20%
                                                  ===         ===         ===         ===


      The following discussion and analysis reviews the results of operations and the financial condition of the Company for the three and six months ended June 30, 2003 and 2002. The review should be read in conjunction with the financial information presented elsewhere herein.

         COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO JUNE 30, 2002


REVENUES

      Oil and gas revenues increased $6,029,344 (70%) to $14,692,999 for the three months ended June 30, 2003, from $8,663,655 for the three months ended June 30, 2002. The increase in oil and gas revenues primarily reflects higher prices received for natural gas and oil and higher production volumes. The Company's production volumes for the three months ended June 30, 2003, were 2,815,977 Mcfe (Mcf equivalents) of natural gas compared to 2,412,522 Mcfe for the three months ended June 30, 2002. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its cost related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, the Company received an average price of $5.22 and $3.59 per Mcfe for oil and natural gas sold for the three months ended June 30, 2003 and 2002, respectively.

      Well operating, gathering and other revenue increased $205,298 (12%) to $1,918,376 for the three months ended June 30, 2003, compared to $1,713,078 for the three months ended June 30, 2002. This increase results from the higher price of natural gas sold for resale, partially offset by the loss of administrative fee revenue from the Company's purchase of 14 drilling programs in 2002.

EXPENSES

      Oil and gas production expenses increased $628,393 (31%) to $2,653,592 for the three months ended June 30, 2003, from $2,025,199 for the three months ended June 30, 2002. This increase is due to an increase in production expense due to higher production volumes as well as an increase in production taxes the result an increase in both oil and gas revenues as well as an increase in production volumes.

      Well operating, gathering, and other increased $829,320 (103%) for the three months ended June 30, 2003 to $1,630,948 from $801,628 at June 30, 2002, primarily as a result of increased spot prices on the open market for natural gas which has driven up the cost of the Company's purchased gas for resale.

      Exploration expense increased $233,372 (46%) for the three months ended June 30, 2003 to $738,262 from $504,890 for the corresponding three months ended June 30, 2002, which reflects an increase in the Company's exploration activities (lease acquisition and seismic costs) and personnel.

      General and administrative expenses increased $761,642 (72%) to $1,825,985 for the three months ended June 30, 2003, from $1,064,343 for the three months ended June 30, 2002. This increase is the result of the Company's decision to retain an investment banking firm to assist the Company in exploring strategic alternatives to increase shareholder value.

      The increase in depreciation, depletion and amortization (DD&A) of $127,983 (6%) to $2,227,741 for the three months ended June 30, 2003, from $2,099,758 for the three months ended June 30, 2002, is primarily the result of higher production volumes for the three months ended June 30, 2003, compared to the comparable period of 2002.

      For the three months ended June 30, 2003, net interest expense decreased $138,885 to $569,736 compared to $708,621 for the three months ended June 30, 2002. The decrease reflects lower interest rates on the Company's long-term debt and higher interest income earned on higher amounts invested in 2003 compared to 2002.

NET INCOME

      Net income for the three months ended June 30, 2003, increased $2,402,817 (114%) to $4,512,111 from $2,109,294 for the three months ended June 30, 2002, due to increased production volumes coupled with a $1.63 increase in the average price per Mcfe. The Company's net income attributable to common stock was $4,512,111 ($.30/share basic and $.29/share diluted) for the three months ended June 30, 2003, compared to $2,109,294 ($.14/share basic and diluted) for the three months ended June 30, 2002.

          COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO JUNE 30, 2002

REVENUES

      Oil and gas revenues increased $10,689,612 (63%) to $27,741,382 for the six months ended June 30, 2003, from $17,051,770 for the six months ended June 30, 2002. The increase in oil and gas revenues primarily reflects higher prices received for natural gas and oil and higher production volumes. The Company's production volumes for the six months ended June 30, 2003, were 5,537,829 Mcfe (Mcf equivalents) of natural gas compared to 4,808,136 Mcfe for the six months ended June 30, 2002 an increase of 729,693 Mcfe or 15%. The Company recognizes a portion of the wellhead price it receives as gas gathering and other revenues to offset a portion of its cost related to its gathering systems and compression facilities. Excluding the portion attributable to gas gathering and compression revenues, Company received an average price of $5.01 and $3.55 per Mcfe for oil and natural gas sold for the six months ended June 30, 2003 and 2002, respectively.

      Drilling revenues decreased $2,082,351 (100%) to $0 for the six months ended June 30, 2003, compared to $2,082,351 for the six months ended June 30, 2002. This decrease reflects the Company's decision to exit the drilling fund business to focus on its core business of exploration and production. In the six months ended June 30, 2002, 12.4 wells were drilled for third parties.

      Well operating, gathering and other revenue decreased $138,850 (4%) to $3,252,508 for the six months ended June 30, 2003, compared to $3,391,358 for the six months ended June 30, 2002. A decrease in well operating, gathering and other revenue resulted from the Company's purchase of the outstanding interest in 14 of its drilling programs that were the source of administrative fee revenue to the Company. The overall decrease in well operating, gathering and other revenue was offset by an increase in gas marketing revenue as a result of higher gas prices. These two factors combined to yield this modest decrease for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

EXPENSES

      Oil and gas production expenses increased $1,290,074 (33%) to $5,233,753 for the six months ended June 30, 2003, from $3,943,679 for the six months ended June 30, 2002. This increase is partly due to increased production taxes of approximately $460,000 caused by higher oil and gas prices combined with increased production volumes. Also, the Company incurred unexpected clean-up costs due to late winter ice storms in March of 2003.

      Drilling costs decreased $1,752,456 (100%) to $0 for the six months ended June 30, 2003, compared to $1,752,455 at June 30, 2002, reflecting the Company's shift to its core business of exploration and development.

      Well operating, gathering, and other increased $1,034,511 (65%) for the six months ended June 30, 2003 to $2,637,034 from $1,602,523 at June 30, 2002.
This increase is a result of increased spot prices on the open market for natural gas which has driven up the cost of the Company's purchased gas for resale.

      Exploration expense increased $528,375 (72%) for the six months ended June 30, 2003 to $1,260,595 from $732,220 for the corresponding six months ended June 30, 2002. This change reflects an increase in the Company's exploration activities (lease acquisition and seismic costs) and personnel.

      General and administrative expenses increased $1,140,461 (58%) to $3,114,537 for the six months ended June 30, 2003, from $1,974,076 for the six months ended June 30, 2002. A significant portion of this increase is due to the retention of professional services firms to evaluate the Company's strategic options, as well as the addition of several key employees including, but not limited to, a Vice President for Exploration and Production and a Geophysicist.

      The increase in depreciation, depletion and amortization (DD&A) of $231,521 (6%) to $4,437,255 for the six months ended June 30, 2003, from $4,205,734 for the six months ended June 30, 2002, is primarily the result of higher production volumes for the six months ended June 30, 2003, compared to the comparable period of 2002.

      For the six months ended June 30, 2003, net interest expense decreased $242,133 to $1,172,165 compared to $1,414,298 for the six months ended June 30, 2002. The decrease reflects lower interest rates on the Company's long-term debt and higher interest income resulting from amounts invested in 2003 compared to 2002.

NET INCOME

      Net income for the six months ended June 30, 2003, increased $3,947,767 (86%) to $8,517,051 from $4,569,284 for the six months ended June 30, 2002, due to increased production volumes coupled with a $1.46 increase in the average price per Mcfe. The Company's net income attributable to common stock was $8,517,051 ($.56/share) for the six months ended June 30, 2003, compared to $4,511,117 ($.30/share) for the six months ended June 30, 2002. Dividends of $58,167 were declared and paid on the Company's Series B Cumulative Preferred Stock for the three months ended March 31, 2002. All outstanding shares of the Company's Series B Cumulative Preferred stock were redeemed on March 31,2002.

INFLATION AND CHANGES IN PRICES

      Inflation affects the Company's operating expenses as well as interest rates, both of which may have an effect on the Company's profitability. Oil and gas prices have not followed inflation and have fluctuated during recent years as a result of other forces such as OPEC, economic factors, demand for and supply of natural gas in the United States and within the Company's regional area of operation. Oil prices have increased as a result of political and labor unrest in Venezuela along with the conflict in Iraq. Natural gas prices have increased for the three and six months ended June 30, 2003, compared to natural gas prices for the corresponding periods in 2002. The increase in natural gas prices has been driven by a relatively cold winter causing greater demand for natural gas coupled with high volatility in the future markets. As a result of these market forces, the Company received an average price of $27.72 per barrel of oil for the six months ended June 30, 2003, compared to $19.81 for the six months ended June 30, 2002. The Company received an average price after recognition of a portion of the wellhead price as gas gathering revenues of $5.03 per MCF for its natural gas for the six months ended June 30, 2003, compared to $3.56 for the six months ended June 30, 2002. The Company cannot predict the duration of the current strength of oil and gas markets and prices, since those forces noted above as well as other variables may change.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $18,580,322 at June 30, 2003, compared to $10,818,841 at December 31, 2002. The increase of $7,761,491 in working capital at June 30, 2003, reflects the cash flow from operations and financing offset by cash used for capital expenditures during the period. The following table summarizes the Company's financial position at June 30, 2003, and December 31, 2002:

                                                      June 30, 2003            December 31, 2002
                                                   -------------------        -------------------
                                                    Amount          %          Amount          %
                                                   --------        ---        --------        ---
                                                          (Dollar amounts in Thousands)
Working capital                                    $ 18,580         12        $ 10,819          8
Property and equipment (net)                        132,352         87         129,256         91
Other                                                   856          1           1,329          1
                                                   --------        ---        --------        ---
  Total                                            $151,788        100        $141,404        100
                                                   ========        ===        ========        ===

Long-term debt                                     $ 67,000         44        $ 67,000         47
Deferred income taxes and other liabilities          14,461         10           9,667          7
Stockholder's equity                                 70,327         46          64,737         46
                                                   --------        ---        --------        ---
  Total                                            $151,788        100        $141,404        100
                                                   ========        ===        ========        ===

      The oil and gas exploration and development activities of NCE historically have been financed through internally generated funds and from bank and equity financing.

      The following table summarizes the Company's Statements of Cash Flows for the six months ended June 30, 2003 and 2002:

                                                    June 30,         June 30,
                                                     2003             2002
                                                   --------         --------
                                                 (Dollar amounts in Thousands)
Net cash provided by operating activities          $ 16,671         $  6,584

Net cash used by investing activities                (7,442)         (13,350)

Net cash used by financing activities                  (625)          (2,385)
                                                   --------         --------

Increase (decrease) in cash and equivalents        $  8,604         $ (9,151)
                                                   ========         ========

      As the above table indicates, the Company's cash provided by operating activities was $16,670,416 and $6,583,953 for the six months ended June 30, 2003, and 2002, respectively. The increase in cash provided by operating activities was favorably impacted by an increase in net income, an increase in its year to date deferred tax provision and a increase in drilling liabilities partially offset by an increase in accounts receivable.

      Net cash used for investing activities was $7,441,686 for the six months ended June 30, 2003, compared to $13,350,179 for the six months ended June 30, 2002. This decrease in cash used by investing activities is a result of a less aggressive current year drilling program and unfavorable late spring weather which delayed drilling activities.

      Net cash used by financing activities was $624,721 for the six months ended June 30, 2003, due to the redemption of the Company's Series A Preferred Stock. For the six months ended June 30, 2002, net cash used by financing activities was $2,384,806 primarily for the redemption of the Company's Series B Cumulative Preferred Shares.

      At June 30, 2003, the Company has $23,000,000 available on its revolving line of credit and cash balances of $23,315,214. The Company believes that its cash, cash flow from operations, and available borrowing capacity are adequate to fund its planned capital expenditures and operations.

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

      The Company is exposed to credit risk from its customers and counterparties transactions. The Company has credit approval policies that establish credit limits for its customers. These limits are closely monitored, as are collections of accounts receivable. The Company generally does not require collateral from its customers and counterparties. Historically, losses from bad debt have been within management's expectations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On or about April 25, 2003, a Proxy Statement was mailed to all holders of record as of April 15, 2003, of the Company's common stock and Series A Preferred Stock along with a Notice of Annual Meeting of Stockholders to be held on June 12, 2003. At the meeting, the stockholders were asked to consider and act upon the election of two directors whose terms of office expire in 2006. The Proxy Statement filed with the Securities and Exchange Commission on April 21, 2003, is incorporated by reference herein.

        At the Annual Meeting of Stockholders held on June 12, 2003, director Ron L. Langenkamp was reelected, and nominee Joe K. Ward was elected, to three-year terms by votes of 15,137,879 and 15,138,046, respectively, in favor and 14,433 and 14,266 respectively, opposed. Directors Gordon O. Yonel, Pieter Jobsis, Cok van der Horst, Joop Drechsel and Garry Regan continue in office.

        At the Annual Meeting of Stockholders, the security holders adopted a proposal to amend the Company's 1999 Employee Stock Option Plan to add 400,000 shares of Common Stock for issuance under such Plan by votes of 15,062,113 in favor and 76,698 opposed.

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        a.)   Exhibits

              See Exhibit Index

        b) Report on Form 8-K dated April 21, 2003, concerning the press release dated April 21, 2003, related to the Company's engagement of R. W. Baird & Co.

              Report on Form 8-K dated May 8, 2003, concerning the press release dated May 8, 2003, related to the Company's earnings for the first quarter of fiscal 2003.

              No other reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORTH COAST ENERGY, INC.


Date:  August 5, 2003                 /s/ Gordon O. Yonel
                                      --------------------------------------
                                      Gordon O. Yonel
                                      President, Chief Executive Officer
                                      and Director


                                      NORTH COAST ENERGY, INC.



Date:  August 5, 2003                 /s/ Dale E. Stitt
                                      --------------------------------------
                                      Dale E. Stitt
                                      Chief Financial Officer and
                                      Principal Accounting Officer

                               Exhibit Index


Exhibit                                                            Sequential
 Number                  Description of Documents                     Page
 ------                  ------------------------                     ----
  10.40   North Coast Energy, Inc. 1999 Employee Stock Option
          Plan (Amended and Restated)

  31.1    Certification of Principal Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
          Section 1350

  31.2 Certification of the Principal Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

  32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18
          U.S.C. Section 1350

  32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18
          U.S.C. Section 1350